Form 10-Q
period 1996-06-30
TELEMALL COMMUNICATIONS INC/NV
filed 1996-09-06
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               ------------------



                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                       Commission file number: 33-1986-LA


                          TeleMall Communications, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Nevada                                        88-022660
- ---------------------                       ----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


             5030 Paradise Rd., #C-213, Las Vegas, Nevada 89119-1214
             --------------------------------------------------------
                    (Address of Principal Executive Offices)


       Registrant's Telephone number, Including Area Code: (702) 736-8899
                                                           ----------------

       Vegas Ventures, Inc., 1601 E. Flamingo #18, Las Vegas, Nevada 89109
       -------------------------------------------------------------------
                         Former Name and Former Address


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----       -----



Dated August 12, 1996


                                Page 1 of 6 Pages

                          TELEMALL COMMUNICATIONS, INC.

                  SEC FORM 10-Q FOR PERIOD ENDED JUNE 30, 1996

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Attached are three (3) copies of the Registrant's Financial Statements for the year-end December 31, 1995, and the period ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Registrant, then-named Vegas Ventures, Inc., a dormant/inactive NASDAQ Bulletin Board company, acquired 100% of TeleMall Network, Inc. in June 1996, pursuant to which the Registrant's name was changed to TeleMall Communications, Inc. ("TeleMall"). The Directors of Vegas Ventures resigned and were replaced by the slate of Directors of TeleMall Network, Inc.; and TeleMall Communications (now the Registrant) continued to operate the business as a public company.

     The Registrant filed a Form 8-K on June 27, 1996 and attached its Audited Financial Statements for TeleMall Network Inc. as of May 31, 1996 and for TeleMall Communications as of June 5, 1996. This Form 8-K is incorporated herein by reference.

     Consequently, every line item was significantly affected by the accountant's treatment of the Merger and are not reflected in this Analysis in reliance on Instruction 3 to Form 10-Q which states "Registrants need not recite the amounts of changes from period to period which are readily computable from the financial statements."

     However, there are significant events that not only are reflected in the financial statements, but that are relevant to the future financial prospects for the Registrant.

     Significant Financial Statement changes include: Current Liabilities increased from $1,291 to $241,535; Total Stockholders' Equity increased from $1,578,709 to $5,044,895; Current Assets increased to $3,611,790; Property and Equipment to $71,970 and Other Assets to $1,623,311; Revenues increased from $0 to $56,197 during the three months ended June 30, 1996.

     The increase in Assets is the result of the exchange of 310,000 shares of $10.00 par value Series A Convertible, Redeemable Preferred Stock of the Registrant, which replaces the TeleMall Network Series A Preferred Stock, which was issued in exchange for an inventory of Len Garon Artwork, of $3,100,000, as set forth in Footnote 7 to the "Notes to Financial Statements"; and the exchange of 200,000 shares of said Series A Convertible Redeemable Preferred Stock of the Registrant's Preferred Stock in exchange for said 200,000 shares of the TeleMall Network Series A $10.00 par value Preferred Stock; which were issued for 100,000 shares at $20 per share of Aristocrat Endeavor Fund (British Virgin Islands) resulting in an addition to Assets of $2,000,000. A redemption of $500,000 is anticipated in August 1996 (subject to a 5% redemption fee). See Footnote 8 to the "Notes to Financial Statements."

     Management believes it is important to understand that although the Registrant now has 30 employees, its senior management group has been operating in their present capacities together for only four months, during which time the current Business Plan, Marketing Analysis, and extensive promotional, marketing and advertising materials have been developed, and the Registrant's negotiations with vendors and customers have only recently reached a point where significant revenue creating agreements have materialized.


                                Page 2 of 6 Pages

     In July, 1996, the Registrant entered into an agreement for the script and production for commercial, cable and satellite television of one 1/2 hour Infomercial, one 60-second and one 120-second "Direct Response" commercial; and an agreement for six of the "As Seen on TV Kiosks" for a high profile retail area in Las Vegas, Nevada. The Registrant's compensation for these two transactions is $125,000. Management believes these revenue producing transactions are a direct result of the Registrant's recent completion of printed, colored marketing brochures, and the attendant marketing efforts of the Management team now having worked together since the spring of 1996. However, it is too early to know whether or within what timeframe additional revenue producing transactions will take place. However, negotiations are held daily with interested companies for additional production contracts.

     In 1994 the Registrant launched a "Test Market" of its retail sales consumer product, Multi-level Marketing Concept. Over 8,000 persons signed up to participate, and 6,500 paid membership "test-marketing fees" of $29.95, $39.95 to $49.95. From this initial program, the Registrant concluded to use $49.95 as the annual fee. It should be noted that approximately 700 recently enrolled members/representatives have elected to participate in a program offered to assist them in their Representative programs. These 700 new Representatives have each paid $295.00 to the Registrant. Enrollment of additional Representatives is continuing at, what management feels, is an acceptable rate consistent with its projections.

     Management anticipates that it will be able to implement the business activities of each of its three Divisions with capital of $200,000 for each Division; and currently is offering $1,000,000 of its securities to the public through a Regulation D, Rule 506 Private Placement Memorandum.

     Management does not believe a comparison of current revenues and anticipated revenues is material in that Messrs. Wells and Johanning assumed their executive positions in the first quarter of 1996, and the necessary promotional materials have been printed and available for distribution only during the past six weeks. See item 4 herein for resumes of Registrant's officers and directors. The Registrant plans to file a Registration Statement on Form SB-2 in the summer of 1996 for raising additional capital of up to $5 million. However, neither the $1 million (nor any portion) nor the proposed public offering can be assured. In the event the Registrant cannot secure adequate capital to commercialize one or more of its Divisions and generate a positive cash flow to sustain and grow operations, the Registrant will be severely restricted in its operations. During the first half of calendar 1996, the Registrant was required to issue Common Stock for rent and other services; and was dependent on loans from officers and directors for operating capital.

     However, in the event the Registrant is successful in increasing its cash capital by approximately $1,000,000, it plans to investigate and negotiate for the acquisition of an existing television station, a full service television production studio, and a satellite uplink transponder, and possibly other established related entities. inasmuch as Management's initial negotiations leads it to believe that the acquisitions will not require all cash to consummate these transactions in that thus far, all negotiations have dealt with the sellers exchanging assets for Registrant's restricted equity.

     Mailings of promotional materials to the Registrant's 8,000 Network Marketing representatives may generate net revenues to sustain the Division through the recruitment of new Members and Representatives, annual fees, purchase of promotional materials, and from the Company's sale of Company products and services. It is anticipated the majority of new representatives will participate in Home Based Business Packages offered by the Company. The Home Based Business System to be announced in late August, 1996, will be available to all company Representatives. Details of the program are currently being finalized. However, it is management's opinion that, once introduced, the System will, in effect, revolultionize the conventional representative program. The computer based System will provide the professional, up to date, efficient technologies required to assist all Registrant's Representatives to maximize their efforts towards financial independence. Thomas Wells, President and Chief Operations Officer, based on his experience, anticipates the introduction of the Home Based Business System will enable the Registrant to deliver indisputable, tangible value to its Representatives, a fact that could propel the Representative Program beyond most other Network Marketing organizations.


                                Page 3 of 6 Pages

     In addition to an immediate revenue source for the Registrant, the Home Based System will substantially reduce ongoing costs of printing and postage, historically very high in the Networking Industry.

     Currently, the Member/Representative program is generating approximately $80,000 in gross revenue monthly, a figure expected to increase dramatically with the introduction of the Home Based Business System in late August, 1996.

     Kenneth Johanning, Senior Vice President and head of the Vegas Heat Retail Store Division has negotiated with many former owners of franchise/joint venture operations directed by him, and has expressed the opinion that three to ten commitments will be signed by the end of summer, 1996. Although there can be no assurance of the number of Vegas Heat stores nor the As Seen on TV Kiosks, the Registrant has executed several letters of intent for joint venture partnerships for kiosks in Nevada. Other individual Letters of Intent for Kiosk Joint Venture Contracts have been executed by the Registrant. A letter of Intent for a Vegas Heat Theme Retail Store has also been executed for an up-scale California mall location.



                            PART II OTHER INFORMATION

Items 1, 2 and 3 are Inapplicable.

Item 4.  Submission of Matters to a vote of Security Holders.

     At a meeting of the stockholders of Vegas Ventures, Inc., the Registrant's predecessor company, a NASDAQ Bulletin Board publicly traded company on June 5, 1996 voted on the merger with TeleMall Network, Inc. (The Registrant's name since its 1994 incorporation as a Nevada company.)

     A unanimous vote of 8,580,000 present in person or by proxy (96% of the outstanding shares) approved the Resolutions set forth in the Notice of the Special Meeting and Proxy Statement.

     As a result of the Resolutions of the Shareholders:

     1. A one for ten share stock split was authorized, resulting in 856,100 shares of Vegas Ventures Common Stock remained with the former Vegas Ventures stockholders; and 2,933,000 shares of Common Stock of the Registrant were issued to the former TeleMall Network shareholders.

     2. The name was changed to TeleMall Communications, Inc. and the Amended Articles of Incorporation, together with the "Articles of Merger" were filed with the Nevada Secretary of State.

     3. 10,000,000 shares of Preferred was authorized. 510,000 shares of Series A Convertible Preferred Stock had been issued by TeleMall Network and were replaced by Registrant's 510,000 shares and are now convertible into 1,020,000 shares of Common Stock of Registrant. See Footnote (4) to the "Notes to Financial Statements."

     4. The following directors were elected to replace the previous Vegas Ventures directors (together with their executive position and resumes):


                                Page 4 of 6 Pages

Directors and Executive Officers


       Name                        Position
       ----                        --------
       Richard Sullivan            Chairman of the Board and CEO*
       Thomas Wells                Director, President and COO*
       Kenneth Johanning           Director, Senior V.P. - Retail Stores*
       Beryl Wolk                  Director Elect
       Robert Lawrence             Director
       Eric Savage                 Director Elect

- ---------
       *   Members of the Executive Committee

     Richard Sullivan, (43), founded the Company in February 1994. He has a broad background in business development. His experience encompasses manufacturing, television production and extensive work in the travel and travel related businesses. He was President of Sullivan Manufacturing and Sales which tripled in sales volume during his tenure (1980-1992). He served Paradise Marketing as that organization expanded from start-up to $104 million in sales in four years (1980 - 1984). Mr. Sullivan is a Director of Vegas Ventures Inc. He has owned and managed nightclubs, restaurants and stage show productions, including a weekly one-hour televised program that ran continuously for 80 weeks.

     Thomas A. Wells, (48), served as President and CEO of Las Vegas based Multi-Level Marketing and Franchise Operations Company offering discount buying of over 250,000 consumer products, travel and long distance telephone services (1992-1995). He was President and CEO of Sun-Ray Industries, Inc., a General Engineering Contractor of Tucson, Arizona, specializing in government contracts, municipal, state and federal (1980-1992); and owner of W.B. Contractors, Inc., a residential home builder and general contractor of medium sized projects in the greater Philadelphia area (1973-1979). Mr. Wells has extensive experience in time management, micro management, negotiating with large companies and government regulatory agencies. Mr. O. Wells studied Business Management at both Temple University in Philadelphia an at the University of Arizona in Tucson.

     Kenneth L. Johanning, (50), served as Chairman of the Board and CEO of Kenco Corporation, Wichita, Kansas, specialized in market research, real estate development and consulting in the creative concept and development of international fast-track growth of retail restaurant and hotel chains (1972-present). Among the prestigious clients were Pizza Hut, Taco Bell, Payless Shoe Source, Safelite, Wendy's, Residence Inns, Quality Inns, Marriott, Trak Auto, Sonic Industries, Susie's Deals, Cricket Alley, Family Dollar and Kroger. He was one of the principal executives in the start up and development of the first five state area of Electronic Realty Association (E.R.A.) Franchise offices (1972-1979), was a partner with Tarn Deulin in the development of 685, Rent-A-Center stores (sold to Thorne E.M.I., London, England) (1988-1991), then joined Frank Carney (founder of Pizza Hut) in the development of the WESTRAC Rent-A-Center franchise territory (also sold to Thorne E.M.I.). Mr. Johanning has also been involved in the creation and development of theme parks, theme shopping complexes and time-share resorts. He is a graduate of Boston College with a B.S. Marketing degree and furthered his education at Washburn University School of Law.

     Beryl J. Wolk (65) has spent his entire business career with his family owned Goodway Group, dba Multi-Media Marketing, now serving as Chief Executive Officer. Mr. Wolk holds an MBA degree from the University of Pennsylvania Wharton School of Business and is a retired Commander in the United States Naval Reserve. The Multi-Media Group exchanged $3,100,000 in assets for Company Preferred Stock at $10 per share. Founded in 1929, this 66 year old
Philadelphia-based  Goodway  Group of  companies  comprises  21 entities in four states, and over 100 joint ventures devoted to Multi-Media Direct Response Marketing. Its 1,200 employees service America's leading companies and a growing number of emerging business enterprises. This family-owned business occupies one of America's premier positions in developing and implementing marketing strategies through such entities as The Family Guide, read by more than 175 national corporations; co-founder of the Cable Guide, with over 18.5 million readers; Soccer Magazine; America Vision Magazine (upscale Afro-America; Casino Player) Casino Journal magazine; and four other consumer magazines. Beryl Wolk has produced over 1,600

                                Page 5 of 6 Pages

Infomercials and is considered a pioneer in both Infomercial and Entermercials (Las Vegas type entertainment with "soft sell"advertising).

     Robert Lawrence (62), obtained an Engineering Degree from Purdue University and became a Captain in the U.S. Air Force where he served as a navigator in Early Warning and Control aircraft. Following his service, he was manager of system development of computer based defense systems for a major aerospace company in California and New Jersey. He served in Personnel Management with System Development Corp., McDonald Douglas Missile Systems and UNISYS. During the last five years, he has designed, built, operated and owned six restaurants and been active in multi-level marketing.

     Eric N. Savage (43) graduated from Georgetown University in 1975. From 1991 to 1993, Mr. Savage conducted consulting for private clients. From 1994 to November 1995 Mr. Savage was a director of Harvard Scientific Corp., a publicly traded Nevada based biopharmaceutical company. Mr. Savage was Executive Vice President of Inca Gold CIA from 1989 to 1991. From 1987 to 1989, Mr. Savage was Vice President of Finance and Administration of see Mining, Inc. In the early 1980's, Mr. Savage was Director of Administration and International Marketing for a major supplier of software to the U.S. Government.

Item 5.  Other Information

     See Item 2 regarding the June 27, 1996 Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits
                  (2)   Plan of Acquisition
                  (3)   Articles of Incorporation
                  (4)   Bylaws

         (b) Report on Form 8-K


     The Registration filed a Form 8-K on June 27, 1996, reporting:


 Item 1.  Changes in Control of Registrant
 Item 7. Audited Financial Statements for TeleMall Network, Inc. as of May 31, 1996 and for TeleMall Communications, Inc. as of June 5, 1996:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TeleMall Communications, Inc.


Date August 13, 1996                           /s/ Rick Sullivan
                                               -----------------
                                               Rick Sullivan, Chairman and CFO


Date August 13, 1996                           /s/ Tom Wells
                                               -------------
                                               Tom Wells, President and COO


                                Page 6 of 6 Pages

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                           June 30,                December 31,
                                             1996                      1995
                                          ---------                -----------
Current Assets
- --------------

  Cash                                        5,348                          0
  Aristocrat Mutual Fund (Note 8)           500,000                          0
  Inventory (Notes 1 and 7)               3,101,061                          0
  Prepaid expenses                            5,381                          0
                                          ---------                  ---------

         Total Current Assets             3,611,790                          0
                                          ---------                  ---------

Property and Equipment
- ----------------------

  Office furniture and equipment             65,979                          0
  Capitalized equipment leases                6,000                          0
                                          ---------                  ---------
                                             71,979                          0

  Less:  Accumulated depreciation           (17,629)                         0
                                          ---------                  ---------

         Net Property and Equipment          54,350                          0
                                          ---------                  ---------

Investment in Stock (Note 5)                      0                  1,580,000
- -------------------                       ---------                  ---------

Other Assets
- ------------

  Aristocrat Mutual Fund (Note 8)         1,500,000                          0
  Tape production costs net of
    amortization of $10,846                  21,332                          0
  Distributor list                           79,440                          0
  Trademark costs                            22,539                          0
                                          ---------                  ---------

         Total Other Assets               1,623,311                          0
                                          ---------                  ---------

         Total Assets                     5,289,451                  1,580,000
                                          =========                  =========


                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,             December 31,
                                                1996                   1995
                                             ---------             ------------
Current Liabilities
- -------------------

  Accounts payable                             133,645                   1,291
  Accrued liabilities                           63,746                       0
  Notes payable (Note 9)                        41,000                       0
  Current portion of capital leases              3,144                       0
                                             ---------               ---------

         Total Current Liabilities             241,535                   1,291
                                             ---------               ---------

Long-Term Liabilities
- ---------------------

  Long term portion of capital leases            3,021                       0
                                             ---------               ---------

         Total Long-Term Liabilities             3,021                       0
                                             ---------               ---------

         Total Liabilities                     244,556                   1,291
                                             ---------               ---------

Stockholders' Equity
- --------------------

  Common  stock:  50,000,000  shares
   authorized  at $.001 per share par
   value; issued and outstanding
   3,789,100 shares at June 30, 1996,
   14,961,000 shares at December 31,
   1995                                          3,789                  14,961
  Convertible preferred stock:
    10,000,000  shares  authorized at $10.00
    stated value per share,  issued and
    outstanding 510,000 shares at June 30,
    1996, 0 shares at December 31, 1995      5,100,000                       0
  Paid in capital                            1,167,885               2,789,722
  Accumulated deficit                       (1,226,779)             (1,225,974)
                                             ---------               ---------

         Total Stockholders' Equity          5,044,895               1,578,709
                                             ---------               ---------

         Total Liabilities and
         Stockholders' Equity                5,289,451               1,580,000
                                             =========               =========





                     The accompanying notes are an integral
                       part of these financial statements.


                                           TELEMALL COMMUNICATIONS, INC.
                                          (formerly Vegas Ventures, Inc.)

                                                 INCOME STATEMENTS
                                                    (unaudited)




                                                For the Three
                                                Months Ended                 Year to Date
                                                   June 30,                    June 30,
                                           -----------------------      ---------------------
                                             1996           1995          1996          1995
                                           --------       --------      --------       -------

Revenues                                    56,197             0          56,197          0
                                            ------           ---          ------        ---

Operating Expenses:

  Selling, general and
    administrative expenses                 54,114             0          54,114          0
  Depreciation                                 804             0             804          0
  Amortization                               1,084             0           1,084          0
                                            ------           ---          ------        ---

         Total Operating Expenses           56,002             0          56,002          0
                                            ------           ---          ------        ---

Operating Income                               195             0             195

Interest Expense                            (1,000)            0          (1,000)         0
                                             -----           ---           -----        ---

Net Income before taxes                     (  805)            0          (  805)         0

Provision for income taxes                       0             0               0          0
                                            ------           ---          ------        ---

Net Income                                  (  805)            0          (  805)         0
                                             =====           ===           =====         ===


Per share calculations are Nil per share.

                                 The accompanying notes are an integral
                                   part of these financial statements.


                                           TELEMALL COMMUNICATIONS, INC.
                                          (formerly Vegas Ventures, Inc.)

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                            INCEPTION TO JUNE 30, 1996
                                                    (unaudited)

                                                                                           Deficit
                                                                                          Accumulated
                                                  Common Stock                            During the               Total
                                               -----------------           Paid In        Development           Stockholders'
                                               Issued        Amount        Capital          Stage              Equity (Deficit)
                                               ------        ------        -------        ------------         ----------------


Balance at November 3, 1986
(inception)                                        --           --             --                --                    --

Shares of common  stock  issued
  in November  1986 in exchange for
  Cash ($.08 per share):
    Officers and directors                      75,000          75           5,925                --                 6,000
    Related parties                              5,000           5             395                --                   400
Net Loss for the period                             --          --              --          (    163)              (   163)
                                               -------      ------         -------           -------              ---------

Balance at December 31, 1986                    80,000          80           6,320          (    163)                 6,237
Shares of common stock issued in
   public stock offering at $1.00
   per share in September 1987 (net
   of offering costs of $66,512)                201,000         201         134,287                --               134,488
Shares of common stock issued in
   October 1987 for services in
   connection with public stock
   offering                                     750,000         750         (   750)               --                    --
Net Loss for the year                                --          --              --          (  3,128)             (  3,128)
                                              ---------      ------       ---------           -------             ---------

Balance at December 31, 1987                  1,031,000       1,031         139,857          (  3,291)              137,597
Net Loss for the year                                --          --              --          (137,557)            ( 137,557)
                                              ---------      ------       ---------           -------             ---------

Balance at December 31, 1988                  1,031,000       1,031         139,857          (140,848)                   40


                                      The accompanying notes are an integral
                                        part of these financial statements.

                                           TELEMALL COMMUNICATIONS, INC.
                                          (formerly Vegas Ventures, Inc.)

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                            INCEPTION TO JUNE 30, 1996
                                                    (unaudited)
                                                    (continued)

                                                                                           Deficit
                                                                                          Accumulated
                                                  Common Stock                            During the               Total
                                               -----------------           Paid In        Development           Stockholders'
                                               Issued        Amount        Capital          Stage              Equity (Deficit)
                                               ------        ------        -------        ------------         ----------------



Balance at December 31, 1988                1,031,000         1,031          139,857         (140,848)                    40
Shares of common stock issued
 in April 1989 for cash
 $.22 per share)                               45,000            45            9,955               --                 10,000
Shares of common stock issued
 in July 1989 for services                    760,000           760       (      760)              --                     --
Net Loss for the year                              --            --               --         (  9,748)            (    9,748)
                                           ----------        ------        ---------          -------              ---------

Balance at December 31, 1989                1,836,000         1,836          149,052         (150,596)                   292
Shares of common stock issued
 in January 1990 for services               3,155,000         3,155        (   3,155)              --                     --
Net Loss for the year                              --            --               --         (    500)            (      500)
                                           ----------        ------        ---------          -------              ---------

Balance at December 31, 1990                4,991,000         4,991          145,897         (151,096)            (      208)
Net Loss for the year                              --            --               --         (  4,363)            (    4,363)
                                           ----------        ------        ---------          -------              ---------

Balance at December 31, 1991                4,991,000         4,991           145,897        (155,459)            (    4,571)


                                    The   accompanying  notes  are  an  integral
                                          part of these financial statements.

                                           TELEMALL COMMUNICATIONS, INC.
                                          (formerly Vegas Ventures, Inc.)

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                            INCEPTION TO JUNE 30, 1996
                                                    (unaudited)
                                                    (continued)

                                                                                           Deficit
                                                                                          Accumulated
                                                  Common Stock                            During the               Total
                                               -----------------           Paid In        Development           Stockholders'
                                               Issued        Amount        Capital          Stage              Equity (Deficit)
                                               ------        ------        -------        ------------         ----------------

Balance at December 31, 1991                 4,991,000         4,991         145,897       (  155,459)        (    4,571)
Shares of common stock issued
 in August 1992 to related
 parties for consulting services
 ($.01 per share)                            1,470,000         1,470          18,530                --             20,000
Shares of common stock issued
 in August 1992 in exchange
 for unimproved real estate
 ($.41 per share)                            6,400,000         6,400       2,627,395                --          2,633,795
Net Loss for the year                               --            --              --        (   59,049)        (   59,049)
                                            ----------        ------       ---------         ---------          ---------

Balance at December 31, 1992                12,861,000        12,861       2,791,822        (  214,508)         2,590,175
Shares of common stock issued
  March 30, 1993 in exchange
  for services                                 250,000           250      (      250)               --                 --
Net Profit (Loss) for the year                      --            --              --                 0                  0
                                            ----------        ------       ---------         ---------          ---------

Balance at December 31, 1993                13,111,000        13,111       2,791,572           214,508          2,590,175
Net (loss) for the year                             --            --              --        (1,011,466)                 0
                                            ----------        ------       ---------         ---------          ---------

Balance at December 31, 1994                13,111,000        13,111       2,791,572        (1,225,974)         1,578,709
Shares of common stock issued
  October 1, 1995 in exchange
  for services                               1,850,000         1,850      (    1,850)               --                 --
Net Profit (Loss) for the year                      --            --              --                 0                  0
                                            ----------        ------       ---------         ---------          ---------

Balance at December 31, 1995                14,961,000         14,961      2,789,722        (1,225,974)         1,578,709


                                    The accompanying notes  are  an  integral
                                       part of these financial statements.

                                           TELEMALL COMMUNICATIONS, INC.
                                          (formerly Vegas Ventures, Inc.)

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                            INCEPTION TO JUNE 30, 1996
                                                    (unaudited)
                                                    (continued)

                                                                                                  Deficit
                                                                                                Accumulated          Total
                                    Common Stock              Preferred Shares                   During the       Stockholders'
                                 -----------------           ------------------     Paid In      Development          Equity
                                 Issued        Amount        Issued      Amount     Capital        Stage             (Deficit)
                                 ------        ------        ------      ------    -------      -------------     --------------

Balance at
  December 31, 1995           14,961,000        14,961                             2,789,722      (1,225,974)         1,578,709

Return of Company
  shares in exchange
  for investment
  shares distributed
  to shareholders            ( 6,400,000)      ( 6,400)                           (1,573,600)             --         (1,580,000)
                              ----------        ------                             ---------        ---------         ---------

                               8,561,000         8,561                             1,216,122      (1,225,974)        (    1,291)

Reverse 10 for 1
  split                      ( 7,704,900)      ( 7,705)                                7,705                                  0
                              ----------        ------                             ---------       ---------          ---------

                                 856,100           856                             1,223,827      (1,225,974)        (    1,291)

Issuance of common
  stock for merger
  of TeleMall Network,
  Inc.                         2,933,000         2,933                            (   55,942)                        (   53,009)

Preferred stock issued
  to replace Telemall
  Network, Inc.
  preferred stock                                          510,000     5,100,000                                       5,100,000

Net (loss) for period
  ended June 30, 1996                                                                              (      805)       (      805)
                              ----------        ------     -------     ---------    ---------       ---------         ---------

Balance, June 30, 1996         3,789,100         3,789     510,000     5,100,000    1,167,885      (1,226,779)        5,044,895
                               =========        ======     =======     =========    =========       =========         =========

                                        The accompanying  notes  are  an  integral
                                           part of these financial statements.

                                           TELEMALL COMMUNICATIONS, INC.
                                          (formerly Vegas Ventures, Inc.)

                                             STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                           For the Six Month Period
                                                                      Ended
                                                                      June 30,
                                                         --------------------------------
                                                           1996                    1995
                                                         --------                --------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                             (     805)                    0
  Adjustments to reconcile net loss
    to net cash provided (used) in
    operating activities
         Depreciation and amortization                       1,888                     0
         (Increase) in trademark costs                  (   22,539)                    0
         (Increase) in inventory                        (3,101,061)                    0
         Increase in accounts payable                      132,354                     0
         Increase in accrued expenses                       63,746                     0
         (Increase) in tape production costs            (   22,416)                    0
         (Increase) in distribution costs               (   79,440)                    0
         (Increase) in prepaids                         (    5,381)                    0
                                                         ---------                   ---

NET CASH (USED) BY OPERATING ACTIVITIES                 (3,033,654)                    0
                                                         ---------                   ---


CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) decrease in investment in stock             1,580,000                     0
  (Increase) in office furniture and equipment          (   55,154)                    0
  (Increase) in mutual fund                             (2,000,000)                    0
                                                         ---------                   ---

NET CASH (USED) IN INVESTING ACTIVITIES                 (  475,154)                    0
                                                         ---------                   ---


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in notes payable                      41,000                     0
  Increase in capital leases                                 6,165                     0
  Surrender of common shares
    for investment stock                                (1,580,000)                    0
  Increase in preferred stock                            5,100,000                     0
  Issuance of common shares for acquisition
    of TeleMall Network, Inc.                           (   53,009)                    0
                                                         ---------                   ---

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                               3,514,156                     0
                                                         ---------                   ---

NET INCREASE IN CASH                                         5,348                     0
                                                         ---------                   ---

CASH, BEGINNING OF PERIOD                                        0                     0
                                                         ---------                   ---

CASH, END OF PERIOD                                          5,348                     0
                                                         =========                   ===







                                        The accompanying notes are an integral part
                                            of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)


Note 1   Summary of Significant Accounting Policies:
         -------------------------------------------

         This summary of significant accounting policies of TELEMALL COMMUNICATIONS, INC. (the "Company") (formerly Vegas Ventures, Inc.) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         (a) Organization and Business Nature:

             The Company was incorporated in the State of Nevada on November 3, 1986 as Ed-Phills, Inc. On August 24, 1992, the Corporation changed its name from Ed-Phills, Inc. to Vegas Ventures, Inc. Vegas Ventures, Inc. changed its name to TeleMall Communications, Inc. on June 4, 1996.

             Since inception through June 5, 1996, the Company had been engaged in organizational activities.

         (b) Depreciation:

             Depreciation  is  provided  by the  straight-line  method  at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, are charged to income as incurred.

         (c) Inventory:

             Inventory is stated at the lower of cost or market and includes $3,100,000 of artwork, stored in a warehouse in Jenkintown, Pennsylvania (see note 7).

         (d) Fiscal Year:

             The Company operates on a calendar year end basis.

         (e) Basis of Operation:

             The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

Note 2   Mergers and Acquisitions:
         ------------------------

         Effective June 4, 1996 the Company merged with Telemall Network, Inc. by issuing 2,933,000 shares of its common stock in exchange for the issued and outstanding shares of TeleMall Network Incorporated. TeleMall Network, Inc. was incorporated in Nevada on May 12, 1994 and the main business activity of the new combined company is merchandising products over television.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)
                                   (continued)

Note 3   Options, Warrants and Preferred Stock Conversion Features:
         ----------------------------------------------------------

         There are no options or warrants outstanding against the common stock of the Company. The 510,000 shares of convertible preferred stock issued by the Company replaced the 510,000 shares of convertible preferred stock issued by Telemall Network, Inc., and provides for the exchange of one share of preferred stock for two shares of common stock of TeleMall Communications, Inc. at the option of the shareholders. The conversion option provides for redemption release stages over time with no expiration date as to the conversion option.

Note 4   Dividend Policy:
         ----------------

         The Company has not yet adopted a policy regarding dividends.

Note 5   Investment in Stock:
         --------------------

         On June 30, 1992, the Company entered into an agreement to acquire a 5/6 interest in three parcels of unimproved real property located in the Las Vegas, Nevada metropolitan area in exchange for 6,400,000 shares of the Company's common stock. The three parcels were appraised at $3,157,555 for the 5/6 interest and were subject to two loans totaling $466,635 plus accrued interest of $35,541, and unpaid property taxes of $9,862.

         On August 16, 1993 the Company filed for relief in Chapter XI Federal Bankruptcy, in the United States Bankruptcy Court, District of Nevada, case number BK-S-93-21874-LBR.

         Effective January 4, 1994 the Company was successful in providing a plan of reorganization which primarily provided for the sale of the 5/6 interest in the three parcels of unimproved real estate for 395,000 shares of preferred voting stock of C.E.C., a public company. The buyer of the vacant parcels also assumed the debt associated with the unimproved parcels.

         The Company was subsequently successful in obtaining a dismissal from the Chapter XI proceedings.

         In May 1996 the 395,000 shares of C.E.C. stock held by the Company was exchanged for the 6,400,000 shares originally issued for the vacant parcels. The Company then cancelled all of the 6,400,000 shares.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)
                                   (continued)

Note 6   Common Stock:
         -------------

         On August 24, 1992, the Company approved a 10 for 1 reverse stock split. All references in the Financial Statements to shares of common stock and per share data reflect the August 24, 1992 changes.

         In May, 1996 the Company approved a 10 for 1 reverse split and the corresponding effect is reflected in the current period in order to relate to the stock activity for the pre and post merger transaction.


Note 7   Artwork:
         --------

         Inventory of Len Garon  Artwork was acquired
         from Cable Print  Network Marketing  in
         exchange  for 310,000  shares of TeleMall
         Network,  Inc. Redeemable  Convertible
         Preferred Stock valued @ $10/share (replaced by
         the Company's Preferred Stock)                           $3,100,000
                                                                  ----------

         In the event the preferred shares or their equivalent in common shares do not have a market price of at least $3,100,000 within two years, the Company, at its option, shall return the artwork or issue additional shares to compensate for the deficiency.

Note 8   Securities:
         -----------

         Investment in Aristocrat Endeavor Fund consists of 100,000 shares at $20/share which was exchanged for 200,000 shares of TeleMall Network, Inc. Convertible Preferred Stock valued @ $10/share, which was replaced by the Company's Preferred Stock.

         The investment is in the form of a Mutual Fund held in the British Virgin Islands. The Company's management anticipates a redemption of $500,000 of shares shortly after the hold is released on the redemption period which is anytime after August 1, 1996. The redemption fee is five percent (5%) of the amount redeemed and the fee decreases each year thereafter.

Note 9   Notes Payable:
         --------------

  Officer and director - demand note                        16,000
  Officer and director - demand note                        25,000
                                                            ------

       Total                                                41,000
                                                            ======

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)
                                   (continued)

Note 10  Income Taxes:
         -------------

         At June 30, 1996, the Company has a federal net operating loss carryforward of $1,226,779 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

         The net operating losses will expire at various dates commencing in the year 2006 through 2011.

         The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

             The following is a summary of deferred taxes:

                  Deferred asset                               417,145
                  Valuation allowance                         (417,145)
                                                               -------

                           Total                                     0
                                                               =======

                                  EXHIBIT INDEX


Name                                                            Page No.
- ----                                                            --------

Agreement and Plan of Merger                                       I