Form 10-Q
period 1996-09-30
TELEMALL COMMUNICATIONS INC/NV
filed 1997-02-14
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                       Commission file number: 33-1986-LA

                          TeleMall Communications, Inc.
                -------------------------------------------------
             (Exact name of registrant as Specified in its Charter)

         Nevada                                                88-022660
------------------------                                ------------------------
(State of Incorporation)                                (I.R.S. Employer ID No.)

             5030 Paradise Rd., #C-213, Las Vegas, Nevada 89119-1214
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code: (702)736-8899
                                                    -------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 3,989,105 Shares of Common Stock, $.001 par value

Dated February 11, 1997

                          TELEMALL COMMUNICATIONS, INC.
              SEC FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Attached are three (3) copies of the Registrant's Financial Statements for the period ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Registrant, formerly known as Vegas Ventures, Inc., a dormant/inactive company, acquired 100% of TeleMall Network, Inc. in June, 1996, pursuant to which the Registrant's name was changed to TeleMall Communications, Inc. The directors of Vegas Ventures resigned and were replaced by the slate of directors of TeleMall Network, Inc. and TeleMall Communications, Inc. (now the Registrant) continued to operate the business as a public entity.

     The Registrant filed a Form 8-K on June 27, 1996 and attached its Audited Financial Statements for TeleMall Network, Inc. as of May 31, 1996 and for TeleMall Communications, Inc. as of June 5, 1996.

     Significant Financial Statement changes include: Current Liabilities increased from $1,291 at December 31, 1995 to $298,631 at September 30, 1996. Current liabilities for the period ended June 30, 1996 were $241,535. The increase in accounts payable is attributable to increased accounts payable for the Registrant; Total Stockholders Equity increased from $1,578,709 at December 31, 1995 to $5,288,039 at September 30, 1996. Total Shareholders Equity increased from $5,044,895 at June 30, 1996 to $5,288,039 at September 30, 1996
due to an increase in the Registrant's accumulated deficit. Current Assets increased to $3,614,416 at September 30, 1996 compared to $0 and $3,611,790 for the periods ended December 31, 1995 and June 30, 1996 respectively. Property and Equipment remained at $71,970 and Other Assets at $1,623,311 for the three month period ended September 30, 1996 in comparison to the period ended June 30, 1996; Revenues increased from $0 for the period ended December 31, 1995 to $121,546 during the three months ended September 30, 1996. Revenues for the three month period ended June 30, 1996 were $56,197 compared to $121,456 for the three month period ended September 30, 1996. Net income for the year ended December 31, 1995 was $0 compared to ($805) for the three month period ended June 30, 1996 and ($305,487) for the three months ended September 30, 1996. This increase in net operating losses is attributable to the Registrant's commencing operations and hiring employees and others to sell the Registrant's products and services as well as the costs of these products and services.

     The increase in Assets is the result of the exchange of 310,000 shares of $10.00 par value Series A Convertible, Redeemable Preferred Stock of the Registrant, which replaces the TeleMall Network Series A Preferred Stock, which was issued in exchange for an inventory of Len Garon Artwork, of $3,100,000, as set forth in Footnote 7 to the "Notes to Financial Statements"; and the exchange of 200,000 shares of said Series A Convertible Redeemable Preferred Stock of the Registrant's Preferred Stock in exchange for said 200,000 shares of the TeleMall network Series A $10.00 par value Preferred Stock; which were issued for 100,000 shares at $20 per share of Aristocrat Endeavor Fund (British Virgin Islands) resulting in an addition to assets of $2,000,000. A contemplated redemption of $500,000 formerly anticipated to occur in August 1996 (subject to a 5% redemption fee) did not occur. Management currently anticipates that the redemption will occur in the Spring of 1997. See Footnote 8 to the "Notes to Financial Statements."

     Management believes it is important to understand that although Registrant now has 30 employees, its senior management group has been operating in their present capacities together for only seven months, during which time the current Business Plan, Marketing Analysis, and extensive promotional, marketing and advertising materials have been developed, and the Registrant's negotiations with vendors and customers have only recently reached a point where significant revenue creating agreements have materialized. At this time, Management is focusing its efforts on the implementation of its Inter-Active Home Office Business Systems (the "Home Based System"). As a result, the Direct Response and As-Seen-On TV kiosks are currently on hold. Additionally, the proposed Vegas Heat retail store location was leased to another entity.

     Management was unable to implement the business activities of each of its three Divisions since it was unsuccessful in completing its proposed private offering. Additionally, the Registrant did not go forward with its planned secondary offering due to the market conditions at the time which were not favorable to offerings for businesses such as Registrant. The Registrant has not yet been successful in raising the capital to completely and fully fund each division and thus, has put these divisional operations on hold.

     In the event the Registrant is successful in increasing its cash capital by approximately $1,000,000, it plans to complete its Home Based System division and concentrate on marketing and selling that system.

      Mailings of promotional materials to the Registrant's 8,000 Network Marketing representatives may generate net revenues to sustain the Division through the recruitment of new Members and

Representatives, annual fees, purchase of promotional materials, and from the Registrant's sale of its products and services. It is anticipated the majority of new representatives will participate in Home Based Business Packages offered by the Registrant. The Home Based Business System will be available to all Registrant's Representatives. Details of the program are currently being finalized. However, it is management's opinion that once introduced, the System will, in effect, revolutionize the conventional representative program. The computer-based System will provide professional, efficient technologies required to assist all Registrant's Representatives to maximize their efforts towards financial independence. The Registrant anticipates the introduction of the Home Based Business System will enable the Registrant to deliver indisputable, tangible value to its Representatives, a fact that could propel the Representative Program beyond most other Network marketing organizations.

     In addition to an immediate revenue source for the registrant, the Home Based System will substantially reduce ongoing costs of printing and postage, historically very high in Networking Industry.

     Currently, the Member/Representative program is generating approximately $40,000 in gross revenue monthly, a figure expected to increase with the introduction of the Home Based Business System.

                            PART II OTHER INFORMATION

Items 1,2, 3 and 4 are Inapplicable

Item 5. Other Matters.

     Resignation of Officers and Directors.

     On or about February 4, 1997, the Registrant accepted the resignations of Thomas Wells (Director, President and Chief Operating Officer), Kenneth Johanning (Director and Senior Vice President - Retail Stores) and Robert Lawrence (Director). The Registrant has not appointed any new directors and continues with a Board of three directors.

Item 6. Exhibits and Reports on Form 8-K

     N/A

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Telemall Communications, Inc.

Date February 11, 1997                 /s/
                                       -----------------------------------------
                                       Rick Sullivan, Chairman and President



                                       /s/
                                       -----------------------------------------
                                       Roy Giorgi, Chief Financial Officer

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

Current Assets                     September 30, 1996          December 31, 1995
--------------                     ------------------          -----------------

Cash                                        2,479                           0

Aristocrat Mutual Fund (Fn.8)             500,000                           0

Inventory (Fns. 1 and 7)                3,101,061                           0

Prepaid expenses                           10,876                           0
                                       ----------                   ---------
Total Current Assets                    3,614,416                           0
                                       ----------                   ---------

Property and Equipment

Office furniture and equipment             65,979                           0

Capitalized Equipment leases                6,000                           0
                                       ----------                   ---------
                                           71,979                           0
Less: Accumulated depreciation            (20,041)                          0
                                       ----------                   ---------

Net Property and Equipment                 51,938                           0
                                       ----------                   ---------

Investment in Stock (Fn. 5)                     0                   1,580,000
                                       ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Fn. 8)          1,500,000                           0

Tape Production costs net
of amortization of $12,472                 19,706                           0

Distributor list                           79,440                           0

Trademark costs                            22,539                           0
                                       ----------                   ---------
Total Other Assets                      1,621,685                           0
                                       ----------                   ---------
Total Assets                            5,288,039                   1,580,000
                                       ----------                   ---------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                     September 30, 1996     December 31, 1995
-------------------                     ------------------     -----------------

Accounts Payable                                231,669                1,291

Accrued liabilities                              19,797                    0

Notes Payable (Fn. 9)                            41,000                    0

Current portion of capital
leases                                            6,165                1,291
                                             ----------           ----------

Total Current Liabilities                       298,631                1,291
                                             ----------           ----------

Long-Term Liabilities

Note Payable (Fn. 9)                            250,000                    0
                                             ----------           ----------
Total Long Term Liabilities                     250,000                    0
                                             ----------           ----------

Total Liabilities                               548,631                    0
                                             ----------           ----------

Stockholders' Equity

Common stock: 50,000,000
shares authorized at $.001 per
share par value; issued and
outstanding 3,789,100 shares at
September 30, 1996;
14,961,000 shares at December
31, 1995                                          3,789               14,961

Convertible preferred
stock: 10,000,000 shares
authorized at $10.00 stated
value per share, issued and
outstanding 510,000 shares at
September 30, 1996, 0 shares
at December 31, 1995                          5,100,000                    0


Paid in capital                               1,167,885            2,789,722

Accumulated deficit                          (1,532,266)          (1,225,974)
                                             ----------           ----------
Total Stockholders' Equity                    4,739,408            1,578,709
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,288,039            1,580,000
                                             ----------           ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                      For the Three
                                      Months Ended             Year to Date
                                      September 30,            September 30,
                                      -------------            -------------
                                    1996         1995        1996         1995
                                    ----         ----        ----         ----

Revenues                           121,546            0     177,743            0
                                  --------     --------    --------     --------
Operating
Expenses:

Selling, general and
administrative
expenses                           421,995            0     476,109            0

Depreciation                         2,412            0       3,216            0

Amortization                         1,626            0       2,710            0
                                  --------     --------    --------     --------

Total Operating
Expenses:                         (426,033)           0    (482,035)           0
                                  --------     --------    --------     --------

Operating Income                  (304,487)           0    (304,292)           0

Interest Expense                    (1,000)           0      (2,000)           0
                                  --------     --------    --------     --------

Net Income before
Taxes                             (305,487)           0    (306,292)           0

Provision for
income taxes                             0            0           0            0
                                  --------     --------    --------     --------

Net Income                        (305,487)           0    (306,292)           0
                                  --------     --------    --------     --------

Per share calculations are Nil per share.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         INCEPTION TO SEPTEMBER 30, 1996
                                   (unaudited)

                                                   Deficit
                                                 Accumulated
                    Common Stock                 During the          Total
                 -----------------     Paid in   Development      Stockholders'
                 Issued     Amount     Capital      Stage       Equity (Deficit)
                 ------     ------     -------      -----       ----------------

Balance at
November 3,
1986
(inception)          --         --         --           --              --

Shares of
common
stock issued
in November
1986 in
exchange for
cash ($.08
per share):
Officers and
directors          75,000         75      5,925         --             6,000
Related
parties             5,000          5        395         --               400
Net loss for
period               --         --         --           (163)           (163)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1986               80,000         80      6,320         (163)          6,237

Shares of
common stock
issued in
public stock
offering at
$1.00 per
share in
September
1987 (net of
offering
costs of
$66,512)          201,000        201      6,320         --           134,488

Shares of
common stock
issued in
October 1987
for services
in connection
with public
stock
offering          750,000        750       (750)        --              --

Net Loss for
the year             --         --         --         (3,128)         (3,128)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1987            1,031,000      1,031    139,857       (3,291)        137,597

Net Loss for
the year             --         --         --       (137,557)       (137,557)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1988            1,031,000      1,031    139,857     (140,848)             40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)         45,000         45      9,955         --            10,000

Shares of
common stock
issued in
July 1989 for
services          760,000        760       (760)        --              --

Net Loss for
the year             --         --         --         (9,748)         (9,748)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1989            1,836,000      1,836    149,052     (150,596)            292

Shares of
common stock
issued in
January 1990
for services    3,155,000      3,155     (3,155)       --               --

Net Loss for
the year             --         --         --           (500)           (500)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1990            4,991,000      4,991    145,897     (151,096)           (208)

Net Loss for
the year             --         --         --         (4,363)         (4,363)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1991            4,991,000      4,991    145,897     (155,459)         (4,571)

Shares of
common stock
issued in
August 1992
to related
parties for
consulting
services
($.01 per
share)          1,470,000      1,470     18,530         --            20,000

Shares of
common stock
issued in
August 1992
in exchange
for
unimproved
real estate
($.41 per
share)          6,400,000      6,400  2,627,395         --         2,633,795

Net Loss for
the year             --         --         --        (59,049)        (59,049)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1992           12,861,000     12,861  2,791,822     (214,508)      2,590,175
               ----------    ------   ---------   ----------       ---------

Shares of
common stock
issued March
30, 1993 in
exchange for
services          250,000       250        (250)        --              --

Net Profit
(Loss) for
the year             --        --          --              0               0
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1993           13,111,000    13,111   2,791,572      214,508       2,590,175

Net (loss)
for the year         --        --           --    (1,011,466)              0
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1994           13,111,000    13,111   2,791,572   (1,225,974)      1,578,709

Shares of
common stock
issued
October 1,
1995 in
exchange for
services        1,850,000     1,850      (1,850)        --              --

Net Profit
(Loss) for
the year             --        --          --              0               0
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1995           14,961,000    14,961   2,789,722   (1,225,974)      1,578,709

                                                                                   Deficit
                                                                                 Accumulated
                       Common Stock           Preferred Stock                     During the        Total
                       ------------           ---------------        Paid in     Development   Stockholders'
                     Issued       Amount    Issued      Amount       Capital        Stage     Equity (Defecit)
                     ------       ------    ------      ------       -------        -----     ----------------
Balance at
December 31,
1995               14,961,000     14,961                            2,789,922    (1,225,974)     1,578,709

Return of
Company
shares in
exchange for
investment
shares
distributed
to
shareholders       (6,400,000)    (6,400)                          (1,573,600)         --       (1,580,000)
                   ----------     ------                            ---------    ----------      ---------

                    8,561,000      8,561                            1,216,122    (1,225,974)        (1,291)

Reverse 10
for 1 split        (7,704,900)    (7,705)                               7,705                            0
                   ----------     ------                            ---------    ----------      ---------

                      856,100        856                            1,223,827    (1,225,974)        (1,291)

Issuance of
common stock
for
acquisition
of Telemall
Network,
Inc. shares         2,933,000      2,933                              (55,942)                     (53,009)

Preferred
stock issued
by TeleMall
Network,
Inc.                                        510,000    5,100,000                                 5,100,000

Net Profit
for period
ended
September
30, 1996                                                                           (306,292)      (306,292)
                   ----------     ------    -------    ---------    ---------    ----------      ---------

Balance,
September
30, 1996            3,789,100      3,789    510,000    5,100,000    1,167,885    (1,532,266)
                   ----------     ------    -------    ---------    ---------    ----------      ---------


                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 For the Nine Month Period Ended
                                                          September 30,
                                                 -------------------------------
                                                     1996             1995
                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                          (306,292)              0

Adjustments to reconcile net loss to
net loss to net cash provided (used) in
operating activities

Depreciation and amortization                          5,926               0

(Increase) in trademark cost                         (22,539)              0

(Increase) in inventory                           (3,101,061)              0

Increase in accounts payable                         230,378               0

Increase in accrued expenses                          19,797               0

(Increase) in tape production costs                  (22,416)              0

(Increase) in distribution costs                     (79,440)              0

(Increase) in prepaids                               (10,876)              0
                                                  ----------         -------

NET CASH (USED) BY OPERATING ACTIVITIES           (3,286,523)              0
                                                  ----------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in investment in stock         1,580,000               0

(Increase) in office furniture, equipment            (55,154)              0

(Increase) in mutual fund                         (2,000,000)              0

                                                  ----------         -------

NET CASH (USED) IN INVESTING ACTIVITIES             (475,154)              0
                                                  ----------         -------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable                 291,000               0

Increase in capital leases                             6,165               0

Surrender common shares/investment stock          (1,580,000)              0

Increase in preferred stock                        5,100,000               0

Issuance of common shares for acquisition
of TeleMall Network, Inc.                            (53,009)              0
                                                                     -------

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                         3,764,156               0
                                                  ----------         -------

NET INCREASE IN CASH, BEGINNING OF PERIOD
                                                       2,479               0
                                                  ----------         -------

CASH, BEGINNING OF PERIOD                                  0               0
                                                  ----------         -------

CASH, END OF PERIOD                                    2,479               0
                                                  ----------         -------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

Note 1 Summary of Significant Accounting Policies:

     This summary of significant accounting policies of TELEMALL COMMUNICATIONS, INC. (the "Company") (formerly Vegas Ventures, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for the integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in preparation of the financial statements.

     (a)  Organization and Business Nature:

          The Company was incorporated in the State of Nevada on November 3, 1996 as Ed-Phills, Inc. Since inception, the Company has been engaged in organizational activities. The Corporation changed its name from Ed-Phills, Inc. on August 24, 1992 to Vegas Ventures, Inc. Vegas Ventures, Inc. changed its name to TeleMall Communications, Inc. on June 4, 1996.

     (b)  Depreciation:

          Depreciation is provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, are changed to income as incurred.

     (c)  Inventory:

          Inventory is stated at the lower cost or market and includes $3,100,000 of artwork, stored in a warehouse in Jenkintown, Pennsylvania (see note 7).

     (d)  Fiscal Year:

          The Company operates on a calendar year end basis.

     (e)  Basis of Corporation

          The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

Note 2 Acquisitions:

          Effective June 4, 1996 the Company exchanged 2,933,000 shares of its common stock for all the outstanding common shares of TeleMall Network Incorporated ("TeleMall"). TeleMall was incorporated in Nevada on May 12, 1994 and its main business activity is merchandising products over television.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)
                                   (continued)


Note 3 Options, Warrants and Preferred Stock Conversion Features:

     There are no options or warrants outstanding against the common stock of the Company. The convertible preferred stock provides for the stock TeleMall Communications, Inc. at the option of the shareholders. The conversion option provides for redemption release stages over time with no expiration date as to the conversion option.

Note 4 Divided Policy:

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

     On August 16, 1993 the Company files for relief in Chapter XI Federal Bankruptcy, in case number BK-S- 93-21874-LBR.

     Effective January 4, 1994 the Company was successful in proviing a plan of reorganization which primarily provided for the sale of the 5/6 interest in the three parcels of unimproved real estate for 395,000 shares of preferred voting stock of C.E.C., a public company. The buyer of the vacant parcels also assumed the debt associated with the unimproved parcels.

     The Company was subsequently successful in obtaining a dismissal from the Chapter XI proceedings.

     In May 1996 the 395,000 shares of C.E.C. stock held by the Company was exchanged for the 6,400,000 shares originally issued for the vacant parcels. The Company then cancelled all of the 6,400,000 shares.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)
                                   (continued)


Note 6 Common Stock:

     On August 24, 1992, the Company approved a 10 to 1 reverse stock split. All references in the Financial Statements to shares of common stock and per share data reflest the August 24, 1992 changes.

     In May, 1996 the Company aproved a 10 to 1 reverse split and the corresponding effect is reflected in the current period in order to relate to the stock activity for the pre and post acquisition transaction.

Note 7 Artwork:

     Inventory of Len Garon Artwork was acquired
     from Cable Print Network Marketing in exchange
     for 310,000 shares of TeleMall Network, Inc.
     Redeemable Convertible Preferred Stock valued
     @ $10/share                                                  $3,100,000
                                                                  ==========

     In the event the preferred shares or their equivalent in common shares do not have a market price of at least $3,100,000 within two years, the Company, at its option, shall return the artwork or issue additional shares to compensate for the deficiency.

Note 8 Securities:

     Investment in Aristocrat endeaver Fund consists of 100,000 shares at $20/share which was exchanged for 200,000 shares of TeleMall Network, Inc. Convertible Preferred Stock valued @ $10/share.

     The investment is in the form of a Mutual Fund held in the British Virgin Islands. The Company's management anticipates a redemption of $500,000 of shares shortly after the hold is released on the redemption period which is anytime after August 1, 1996. The redemption fee is five percent (5%) of the redeemed and the fee decreases each year thereafter.

Note 9 Notes Payable:

     Officer and director - demand note            16,000
     Officer and directoe - demand note            25,000

          Total Current Liability                  41,000

     Officer and Director - Due After One year    250,000

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)
                                   (continued)


Note 10 Income Taxes:

     At September 30, 1996, the Company has federal net operating loss carryforward of $1,532,266 for financial accounting and federal income tax purposes. Utilizaion of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitaion due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2006 through 2011.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

     The following is a summary of deferred taxes:

          Deferred asset           417,145
          Valuation allowance     (417,145)

               Total                     0