Form 10-Q/A
period 1996-09-30
TELEMALL COMMUNICATIONS INC/NV
filed 1997-02-18
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                   FORM 10-Q/A

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

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 3,989,100 Shares of Common Stock, $.001 par value

Exhibits: Item 27 - Financial Data Schedule

Dated February 14, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Telemall Communications, Inc.

Date February 14, 1997                 /s/
                                       -----------------------------------------
                                       Rick Sullivan, Chairman and President



                                       /s/
                                       -----------------------------------------
                                       Roy Giorgi, Chief Financial Officer