Form 10-Q
period 1997-03-31
STEINS HOLDINGS INC /NV/
filed 2000-03-13
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHNAGE ACT OF 1934
                    For the transition period from N/A to N/A

                         Commission File No. 33-1996-LA

                             STEIN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

      Nevada, USA                                           88-022660
(State of Incorporation)                       (IRS Employer Identification No.)

           21800 Oxnard Street, #440 Woodland Hills, California 91367
                    (Address of principal executive offices)

                  Registrant's Telephone Number, (818) 598-8888

 TELEMALL COMMUNICATIONS, INC., 5030 Paradise Road, #C-213, Las Vegas, NV 89119
--------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

               APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                    Outstanding at March 31, 1997
Common Stock, $.001                                   8,875,105 shares
   par value                                          ----------------
                                                  Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

STEIN'S HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

Current Assets                        March 31, 1997          December 31, 1996
--------------                     ------------------          -----------------

Aristocrat Mutual Fund (note 8)            500,000                     500,000
Inventory (Notes 1 and 7)                3,101,061                   3,101,061

Total Current Assets                     3,601,061                   3,601,061
                                        ----------                   ---------
Investment in Stock (Note 5)                     0                           0
                                        ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Note 8)          1,500,000                           0

Total Other Assets                       1,500,000                   1,500,000
                                        ----------                   ---------
Total Assets                             5,101,061                   5,101,061
                                        ----------                   ---------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                         March 31, 1997     December 31, 1996
-------------------                         --------------     -----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000


Total Current Liabilities                       331,687              331,687
                                             ----------           ----------

Stockholders' Equity

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding 510,000 shares
at March 31, 1997, 510,000 shares
at December 31, 1996                          5,100,000            5,100,000
Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued and
outstanding 8,875,105 shares at
March 31, 1997 and December 31, 1996              8,875                8,875
Paid in capital (Note 2)                      1,167,885            1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          4,769,374            4,769,374
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,101,061            5,101,061
                                             ----------           ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Three
                                      Months Ended
                                      March 31,
                                      -------------
                                    1997         1996
                                    ----         ----

Revenue:                                 0            0
                                  --------     --------
Operating
Expenses:

Selling, general and
Administrative expenses                  0            0
Depreciation                             0            0
Amortization                             0            0
                                  --------     --------
Total Operating Expenses:                0            0
                                  --------     --------

Net Income                               0            0
                                  --------     --------

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO MARCH 31, 1997

                                                   Deficit
                                                 Accumulated
                    Common Stock                 During the          Total
                 -----------------     Paid in   Development      Stockholders'
                 Issued     Amount     Capital      Stage       Equity (Deficit)
                 ------     ------     -------      -----       ----------------


Shares of common
stock issued
in November 1986
in exchange for
cash ($.08 per
share):
Officers and
directors          75,000         75      5,925         --             6,000
Related
parties             5,000          5        395         --               400
Net loss for
period               --         --         --           (163)           (163)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1986               80,000         80      6,320         (163)          6,237

Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of
$66,512)          201,000        201    134,287         --           134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering          750,000        750       (750)        --              --
Net Loss for
the year             --         --         --         (3,128)         (3,128)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1987            1,031,000      1,031    139,857       (3,291)        137,597

Net Loss for
the year             --         --         --       (137,557)       (137,557)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1988            1,031,000      1,031    139,857     (140,848)             40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)         45,000         45      9,955         --            10,000
Shares of
common stock
issued in
July 1989 for
services          760,000        760       (760)        --              --
Net Loss for
the year             --         --         --         (9,745)         (9,745)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1989            1,836,000      1,836    149,052     (150,593)            292
Shares of
common stock
issued in
January 1990
for services    3,155,000      3,155     (3,155)       --               --
Net Loss for
the year             --         --         --           (500)           (500)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1990            4,991,000      4,991    145,897     (151,096)           (208)

Net Loss for
the year             --         --         --         (4,363)         (4,363)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1991            4,991,000      4,991    145,897     (155,459)         (4,571)
Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)      1,470,000      1,470     18,830         --            20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)          6,400,000      6,400  2,627,395         --         2,633,795
Net Loss for
the year             --         --         --        (59,049)        (59,049)
               ----------    ------   ---------   ----------       ---------

Balance at
December 31,
1992           12,861,000     12,861  2,791,822     (214,508)      2,590,175
               ----------    ------   ---------   ----------       ---------
Shares of
common stock
issued March
30, 1993 in
exchange for
services          250,000       250        (250)        --              --
Net loss for
the year             --        --          --              0               0
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1993           13,111,000    13,111   2,791,572     (214,508)      2,590,175
Net (loss)
for the year         --        --           --    (1,011,466)     (1,011,466)
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1994           13,111,000    13,111   2,791,572   (1,225,974)      1,578,709
Shares of common
Stock issued
October 1,
1995 in exchange
for services    1,850,000     1,850      (1,850)        --              --
Net Loss for
the year             --        --          --              0               0
               ----------    ------   ---------   ----------       ---------
Balance at
December 31,
1995           14,961,000    14,961   2,789,722   (1,225,974)      1,578,709

                                                                                                    Deficit            Total
                                    Common Stock                Preferred Stock       Paid In  Accumulated During    Stockholders
                                 Shares       Amount         Issued       Amount      Capital   Development Stage   Equity (Deficit)

Balance at
December 31, 1995              14,961,000     14,961                                  2,789,922     (1,225,974)        1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders                   (6,400,000)    (6,400)                                (1,573,600)            --        (1,580,000)
                               ----------     ------                                  ---------     ----------         ---------
                                8,561,000      8,561                                  1,216,122     (1,225,974)           (1,291)

Reverse 10
for 1 split                    (7,704,900)    (7,705)                                     7,705             --                --
                               ----------     ------                                  ---------     ----------         ---------

                                  856,100        856                                  1,223,827     (1,225,974)           (1,291)

Issuance of
common stock
for acquisition
of Telemall
Network, Inc.                   2,933,000      2,933                                    (55,942)            --           (53,009)

Issuance of
Common Stock
For cash                        5,086,005      5,086                                         --             --             5,086
Preferred
stock issued
by TeleMall
Network, Inc.                                               510,000      5,100,000                                     5,100,000

Net Loss
for the year                                                                                          (281,412)         (281,412)
                               ----------     ------        -------      ---------    ---------     ----------         ---------
Balance,
Dec. 31, 1996                   8,875,105      8,875        510,000      5,100,000    1,167,885     (1,507,386)        4,769,374
Net Profit to
March 31, 1997                         --         --             --             --           --             --                --
Balance, March 31, 1997         8,875,105      8,875        510,000      5,100,000    1,167,885     (1,507,386)        4,769,374

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 -------------------------------
                                                     1997             1996
                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                               0              0

Adjustments to reconcile net (loss) to
net cash (used) by operating activities

NET CASH (USED) BY OPERATING ACTIVITIES                  0              0
                                                  ----------         -------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES             0              0

NET CASH PROVIDED FROM FINANCING ACTIVITIES              0              0

NET INCREASE (DECREASE) IN CASH                          0              0
                                                  ----------         -------

CASH BALANCE, BEGINNING OF PERIOD                        0              0
                                                  ----------         -------

CASH BALANCE, END OF PERIOD                          2,479              0
                                                  ----------         -------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

Note 1 Summary of Significant Accounting Policies:

This summary of significant accounting policies of TELEMALL COMMUNICATIONS, INC. ("Telemall" or the "Company"), formerly Vegas Ventures, Inc., a development stage Company, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. Management represents that these financial statements and the accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

      (b)   Inventory:

Inventory is stated at the lower cost or market and includes $3,100,000 of artwork, stored in a warehouse in Jenkintown, Pennsylvania (see note 7).

      (c)   Fiscal Year:

The Company operates on a calendar year basis.

      (d)   Basis of Operation:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

Note 2 Acquisitions:

Effective June 4, 1996 the Company exchanged 2,933,000 shares of its common stock for all the outstanding common shares of TeleMall Network Incorporated ("TNI"). TNI was incorporated in Nevada on May 12, 1994 and its main business activity is merchandising products over television.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)
                                   (continued)

Note 3 Options, Warrants and Preferred Stock Conversion Features:

There are no options or warrants outstanding against the common stock of the Company. The convertible preferred stock provides for the exchange of one share of preferred stock for two shares of common stock of TeleMall Communications, Inc. at the option of the shareholders. The conversion option provides for redemption release stages over time with no expiration date as to the conversion option.

Note 4 Divided Policy:

The Company has not yet adopted a policy regarding dividends.

Note 5 Investment in Stock:

On March 31, 1992, the Company entered into an agreement to acquire a 5/6 interest in three parcels of unimproved real property located in the Las Vegas, Nevada metropolitan area in exchange for 6,400,000 shares of the Company's common stock. The three parcels were appraised at $3,157,555 for the 5/6 interest and were subject to two loans totaling $466,635 plus accrued interest of $35,541, and unpaid property taxes of $9,862.

On August 16, 1993 the Company filed for relief for Chapter XI Federal Bankruptcy, the United States Bankruptcy Court, District of Nevada, case number BK-S- 93-21874-LBR.

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)
                                   (continued)

Note 6 Common Stock:

On August 24, 1992, the Company approved a 10 to 1 reverse stock split. All references in the Financial Statements to shares of common stock and per share data reflect the August 24, 1992 changes.

In May, 1996 the Company approved a 10 to 1 reverse split and the corresponding effect is reflected in the current period in order to relate to the stock activity for the pre and post acquisition transaction.

Note 7 Artwork:

Inventory of Len Garon Artwork was acquired from Cable Print Network Marketing in exchange for 310,000 shares of TeleMall Network, Inc.
Redeemable Convertible Preferred Stock valued
@ $10/share

Total valuation           $3,101,061

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

The investment is in the form of a Mutual Fund held in the British Virgin Islands. The Company's may redeem up to $500,000 of shares after the redemption period which is anytime after August 1, 1996. The redemption fee is five percent (5%) of the amount redeemed and the fee decreases each year thereafter.

Note 9 Notes Payable:

Officer and director - demand note           $16,000
Officer and director - demand note            25,000

     Total Notes Payable                     $41,000

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)
                                   (continued)

Note 10 Income Taxes:

At December 31, 1996, the Company has federal operating loss carryforward of $1,507,386 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

The net operating losses will expire at various dates commencing in the year 2006 through 2011.

The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

The following is a summary of deferred taxes:

      Deferred asset           417,145
      Valuation allowance     (417,145)

           Total                     0
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Registrant, formerly known as Vegas Ventures, Inc. and Telemall Communications, Inc., acquired 100% of TeleMall Network, Inc. in June, 1996, pursuant to which the Registrant's name was changed to TeleMall Communications, Inc. The directors of Vegas Ventures resigned and were replaced by the slate of directors of TeleMall Network, Inc. and TeleMall Communications, Inc. (now the Registrant) continued to operate the business as a public entity.

The Registrant filed a Form 8-K on June 27, 1996 and attached its Audited Financial Statements for TeleMall Network, Inc. as of May 31, 1996 and for TeleMall Communications, Inc. as of June 5, 1996.

The increase in Assets is the result of the exchange of 310,000 shares of $10.00 par value Series A Convertible, Redeemable Preferred Stock of the Registrant, which replaces the TeleMall Network Series A Preferred Stock, issued in exchange for an inventory of Len Garon Artwork, of $3,100,000, as set forth in Footnote 7 to the "Notes to Financial Statements"; and the exchange of 200,000 shares of said Series A Convertible Redeemable Preferred Stock of the Registrant's Preferred Stock in exchange for said 200,000 shares of the TeleMall Network Series A $10.00 par value Preferred Stock; which were issued for 100,000 shares at $20 per share of Aristocrat Endeavor Fund (British Virgin Islands) resulting in an addition to assets of $2,000,000. A contemplated redemption of $500,000 formerly anticipated to occur in August 1996 (subject to a 5% redemption fee) did not occur. Subsequently, in March, 1999, the Series A Convertible, Redeemable Preferred Stock were canceled and the transactions rescinded.

Management was unable to implement the business activities of each of its three Divisions since it was unsuccessful in completing its proposed private offering and unable to raise the necessary capital necessary to proceed with its proposed operations. Additionally, the Registrant did not go forward with its planned secondary offering due to the market conditions at the time which were not favorable to offerings for businesses such as Registrant. The Registrant was not successful in raising the capital to completely and fully fund each division and in March, 1997, laid off its employees and closed its offices. From that time until Spring, 1999, the Company was dormant. In May, 1999, the Company issued 4,000 (post-split) shares of its common stock to its former landlord to satisfy claims that the former landlord had asserted against the Company for unpaid rent and other charges. In March, 1999, the Company issued 12,500 (post-split) shares of its common stock to its former attorney as compensation for past services. Also in March, 1999, the Company also issued 50,000 (post-split) shares of its common stock to an officer in cancellation of $41,000 in promissory notes due to him from the Company and as cancellation of certain other debts and obligations the Company owed him.

In April, 1999, the Company acquired a private company, Multi-Source Capital Ltd. ("MSC"), a Colorado corporation, by issuing 4,247,754 (post-split) shares of its common stock to MSC's shareholders in exchange for the transfer of assets worth $531,594. As part of this transaction, the Company's former officers and directors resigned and a new slate of officers and directors were elected and appointed. As part of this acquisition, the shareholders of the Company approved a 200-for-1 stock split and the name of the Company was changed to Stein's Holdings, Inc. At this time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is doubtful as to whether or not Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company.

As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger.

                            PART II OTHER INFORMATION

Items 1,2, 3 and 4 are Inapplicable

Item 5. Other Matters.

      Resignation of Officers and Directors.

On or about February 4, 1997, the Registrant accepted the resignations of Thomas Wells (Director, President and Chief Operating Officer), Kenneth Johanning (Director and Senior Vice President - Retail Stores) and Robert Lawrence (Director). In March of 1997, Rick Sullivan, CEO of the Company, resigned. A new board of directors was appointed, comprised of Rex A. Morden, Thomas Wells and Eric Savage. This Board served until April, 1999 when Messrs. Wells and Savage resigned and were replaced by Randy Sutton, Irving Einhorn, James Smith and Christopher Burnell as part of the acquisition of MSC. Mr. Sutton was appointed CEO, Mr. Morden was appointed CFO and Mr. Burnell was appointed COO. In February, 2000, Mr. Sutton resigned and was replaced by Shahram Khial, Ph.D.

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed for the relevant period.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Stein's Holdings, Inc. f.k.a.
                                       Telemall Communications, Inc.


Date March 8, 2000                     /s/ Shahram Khial, Ph.D.
                                       -----------------------------------------
                                       Shahram Khial, Ph.D., CEO


                                       /s/ Rex Morden
                                       -----------------------------------------
                                       Rex Morden, Chief Financial Officer