Form 10-Q
period 1997-06-30
STEINS HOLDINGS INC /NV/
filed 2000-03-13
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHNAGE ACT OF 1934
      For the transition period from N/A to N/A

                         Commission File No. 33-1986-LA

                             STEIN'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       Nevada, USA                                        88-022660
(State of Incorporation)                       (IRS Employer Identification No.)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                  Registrant's Telephone Number, (818) 598-8888

TELEMALL COMMUNICATIONS, INC., 5030 Paradise Road, #C-213, Las Vegas, NV 89119 (Former name, former address and fiscal year, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                                Outstanding at June 30, 1997
Common Stock, $.001                               8,875,105 shares
     par value                                 Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

STEIN'S HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

Current Assets                         June 30, 1997         December 31, 1996
--------------                       ------------------      -----------------

Aristocrat Mutual Fund (note 8)             500,000                 500,000
Inventory (Notes 1 and 7)                 3,101,061               3,101,061

Total Current Assets                      3,601,061               3,601,061
                                          ---------               ---------
Investment in Stock (Note 5)                      0                       0
                                          ---------               ---------

Other Assets

Aristocrat Mutual Fund (Note 8)           1,500,000                       0

Total Other Assets                        1,500,000               1,500,000
                                          ---------               ---------
Total Assets                              5,101,061               5,101,061
                                          ---------               ---------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                June 30, 1997         December 31, 1996
-------------------                              ------------------      -----------------
Accounts Payable                                         290,687                290,687
Notes Payable (Note 9)                                    41,000                 41,000

Total Current Liabilities                                331,687                331,687
                                                      ----------             ----------

Stockholders' Equity

Convertible preferred stock:
  10,000,000 Shares authorized
  at $10.00 stated value per share,
  issued and outstanding 510,000 shares
  at June 30, 1997, 510,000 shares
  at December 31, 1996                                 5,100,000              5,100,000
Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued and
outstanding 8,875,105 shares at
June 30, 1997 and December 31, 1996                        8,875                  8,875
Paid in capital (Note 2)                               1,167,885              1,167,885
Deficit accumulated during the
Development stage                                     (1,507,386)            (1,507,386)
                                                      ----------             ----------
Total Stockholders' Equity (Deficit)                   4,769,374              4,769,374
                                                      ----------             ----------

Total Liabilities and
Stockholders' Equity                                   5,101,061              5,101,061
                                                      ----------             ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                  For the Three                 Year to
                                   Months Ended                   Date
                                     June 30,                   June 30
                               --------------------       --------------------
                                1997         1996          1997         1996
                               -------      -------       -------      -------

Revenue:                             0       56,197             0       56,197

Operating
Expenses:

Selling, general and
Administrative expenses              0       54,114             0       54,114
Depreciation                         0          804             0          804
Amortization                         0        1,084             0        1,084
                               -------      -------       -------      -------
Total Operating Expenses:            0       56,002             0       56,002
                               -------      -------       -------      -------
Operating Income                     0          195             0          195

Interest Expense                     0       (1,000)            0       (1,000)
                               -------      -------       -------      -------
Net Income (Loss)                    0         (805)            0         (805)
                               =======      =======       =======      =======

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO JUNE 30, 1997

                                                                        Deficit
                                                                      Accumulated
                              Common Stock                             During the          Total
                       --------------------------       Paid in        Development     Stockholders'
                         Issued          Amount         Capital           Stage       Equity (Deficit)
                       ----------      ----------      ----------       ----------       ----------
Shares of common
stock issued
in November 1986
in exchange for
cash ($.08 per
share):
Officers and
directors                  75,000              75           5,925               --            6,000
Related
parties                     5,000               5             395               --              400
Net loss for
period                         --              --              --             (163)            (163)
                       ----------      ----------      ----------       ----------       ----------

Balance at
December 31, 1986          80,000              80           6,320             (163)           6,237

Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of $66,512)         201,000             201         134,287               --          134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering                  750,000             750            (750)              --               --
Net Loss for
the year                       --              --              --           (3,128)          (3,128)
                       ----------      ----------      ----------       ----------       ----------

Balance at
December 31, 1987       1,031,000           1,031         139,857           (3,291)         137,597

Net Loss for
the year                       --              --              --         (137,557)        (137,557)
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1988       1,031,000           1,031         139,857         (140,848)              40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)                 45,000              45           9,955               --           10,000
Shares of
common stock
issued in
July 1989 for
services                  760,000             760            (760)              --               --
Net Loss for
the year                       --              --              --           (9,745)          (9,745)
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1989       1,836,000           1,836         149,052         (150,593)             292
Shares of
common stock
issued in
January 1990
for services            3,155,000           3,155          (3,155)              --               --
Net Loss for
the year                       --              --              --             (500)            (500)
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1990       4,991,000           4,991         145,897         (151,096)            (208)

Net Loss for
the year                       --              --              --           (4,363)          (4,363)
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1991       4,991,000           4,991         145,897         (155,459)          (4,571)
Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)              1,470,000           1,470          18,830               --           20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)                  6,400,000           6,400       2,627,395               --        2,633,795
Net Loss for
the year                       --              --              --          (59,049)         (59,049)
                       ----------      ----------      ----------       ----------       ----------

Balance at
December 31, 1992      12,861,000          12,861       2,791,822         (214,508)       2,590,175
                       ----------      ----------      ----------       ----------       ----------
Shares of
common stock
issued March
30, 1993 in
exchange for
services                  250,000             250            (250)              --               --
Net loss for
the year                       --              --              --                0                0
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1993      13,111,000          13,111       2,791,572         (214,508)       2,590,175
Net (loss)
for the year                   --              --              --       (1,011,466)      (1,011,466)
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1994      13,111,000          13,111       2,791,572       (1,225,974)       1,578,709
Shares of common
Stock issued
October 1, 1995
in exchange
for services            1,850,000           1,850          (1,850)              --               --
Net Loss for
the year                       --              --              --                0                0
                       ----------      ----------      ----------       ----------       ----------
Balance at
December 31, 1995      14,961,000          14,961       2,789,722       (1,225,974)       1,578,709

                                                                                                     Deficit
                                                                                                   Accumulated           Total
                                Common Stock                Preferred Stock          Paid In          During          Stockholders
                          Shares          Amount       Issued          Amount        Capital     Development Stage  Equity (Deficit)

Balance at
December 31, 1995       14,961,000        14,961                                     2,789,922       (1,225,974)       1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders            (6,400,000)       (6,400)                                   (1,573,600)              --       (1,580,000)
                        ----------      --------                                   -----------      -----------      -----------
                         8,561,000         8,561                                     1,216,122       (1,225,974)          (1,291)

Reverse 10
for 1 split             (7,704,900)       (7,705)                                        7,705               --               --
                        ----------      --------                                   -----------      -----------      -----------

                           856,100           856                                     1,223,827       (1,225,974)          (1,291)

Issuance of
common stock
for
acquisition
of Telemall
Network,
Inc.                     2,933,000         2,933                                       (55,942)              --          (53,009)

Issuance of
Common Stock
For cash                 5,086,005         5,086                                            --               --            5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                                                      510,000     5,100,000                                        5,100,000
Net Loss
for the year                                                                                           (281,412)        (281,412)
                       -----------    ----------      -----------    ----------    -----------      -----------      -----------
Balance,
Dec. 31, 1996            8,875,105         8,875          510,000     5,100,000      1,167,885       (1,507,386)       4,769,374
Net Profit to
June 30, 1997                   --            --               --            --             --               --               --
Balance, June
30, 1997                 8,875,105         8,875          510,000     5,100,000      1,167,885       (1,507,386)       4,769,374

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1997           1996
                                                        ----     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                 0           (805)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities
Depreciation and Amortization                              0          1,888
(Increase) in trademark costs                              0        (22,539)
(Increase) in inventory                                    0     (3,101,061)
Increase in accounts payable                               0        132,354
Increase in accrued expenses                               0         63,746
(Increase) in tape production costs                        0        (22,416)
(Increase) in distribution costs                           0        (79,440)
(Increase) in prepaid expenses                             0         (5,381)
                                                        ----     ----------
NET CASH (USED) BY OPERATING ACTIVITIES                    0     (3,033,654)
                                                        ----     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in stock                            0      1,580,000
(Increase) in office furniture and equipment               0        (55,154)
(Increase) in mutual fund                                  0     (2,000,000)
                                                        ----     ----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES               0       (475,154)
                                                        ----     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                                  0         41,000
Increase in capital leases                                 0          6,165
Surrender of common shares for investment stock            0     (1,580,000)
Increase in preferred stock                                0      5,100,000
Issuance of common shares for acquisition of
     TeleMall Network, Inc.                                0        (53,009)

NET CASH PROVIDED FROM FINANCING ACTIVITIES                0      3,514,156
                                                        ----     ----------
NET INCREASE (DECREASE) IN CASH                            0          5,348
                                                        ----     ----------

CASH BALANCE, BEGINNING OF PERIOD                          0              0
                                                        ----     ----------

CASH BALANCE, END OF PERIOD                                0          5,348
                                                        ----     ----------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

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

Note 2 Acquisitions:

Effective June 4, 1996 the Company exchanged 2,933,000 shares of its common stock for all the outstanding common shares of TeleMall Network Incorporated ("TNI"). TNI was incorporated in Nevada on May 12, 1994 and its main business activity was merchandising products over television.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)
                                   (continued)

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

Note 7 Artwork:

Inventory of Len Garon Artwork was acquired from Cable Print Network Marketing in exchange for 310,000 shares of TeleMall Network, Inc. Redeemable Convertible Preferred Stock valued @ $10/share.

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)
                                   (continued)

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

                                       Stein's Holdings, Inc. f.k.a.
                                       TeleMall Communications, Inc.


Date March 8, 2000                     /s/ Shahram Khial
                                       -----------------------------------------
                                       Shahram Khial, Ph.D., CEO


                                       /s/ Rex Morden
                                       -----------------------------------------
                                       Rex Morden, Chief Financial Officer