Form 10-Q
period 1997-09-30
STEINS HOLDINGS INC /NV/
filed 2000-03-13
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                       or

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

TELEMALL COMMUNICATIONS, INC., 5030 Paradise Road, #C-213, Las Vegas, NV 89119
------------------------------------------------------------------------------
(Former name, former address and fiscal year, if changed since last report)

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

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at September 30, 1997
Common Stock, $.001                        8,875,105 shares
     par value                             ---------------
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

Current Assets                      SEPTEMBER 30, 1997         December 31, 1996
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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                      SEPTEMBER 30, 1997    December 31, 1996
-------------------                      ------------------    -----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000

Total Current Liabilities                       331,687              331,687
                                                -------              -------

Stockholders' Equity

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding 510,000 shares at
September 30, 1997, 510,000 shares
at December 31, 1996                          5,100,000            5,100,000
Common stock - 50,000,000 shares
authorized at $.001 per share par value;
issued and outstanding 8,875,105 shares
at September 30, 1997 and December 31, 1996       8,875                8,875
Paid in capital (Note 2)                      1,167,885            1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                              ---------            ---------
Total Stockholders' Equity (Deficit)          4,769,374            4,769,374
                                              ---------            ---------
Total Liabilities and
Stockholders' Equity                          5,101,061            5,101,061
                                              ---------            ---------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Three             Year to
                                      Months Ended                Date
                                      September 30              September 30
                                      -------------             -----------
                                    1997         1996           1997   1996
                                    ----         ----           ----   ----

Revenue:                                 0      121,546            0   177,743

Operating
Expenses:

Selling, general and
Administrative expenses                  0      421,995            0   476,109
Depreciation                             0        2,412            0     3,216
Amortization                             0        1,084            0     2,710
                                  --------     --------       ------    ------
Total Operating Expenses:                0      426,033            0   482,035
                                  --------     --------       ------    ------
Operating Income                         0     (304,487)           0   (304,292)

Interest Expense                         0       (1,000)           0    (2,000)
                                  --------     ---------      ------   -------
Net Income (Loss)                        0     (305,487)           0  (306,292)
                                  ========     ========       ======  ========

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO SEPTEMBER 30, 1997

                                                   Deficit
                                                 Accumulated
                    Common Stock                 During the          Total
                 -----------------     Paid in   Development      Stockholders'
                 Issued     Amount     Capital      Stage       Equity (Deficit)
                 ------     ------     -------      -----       ----------------

Shares of common
stock issued
in November 1986
in exchange for
cash ($.08 per
share):
Officers and
directors                  75,000         75      5,925          --       6,000
Related
parties                     5,000          5        395          --         400
Net loss for
period                         --         --         --        (163)       (163)
                        ---------   --------   --------     -------    --------

Balance at
December 31,
1986                       80,000         80      6,320        (163)      6,237

Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of
$66,512)                  201,000        201    134,287          --     134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering                  750,000        750       (750)         --          --
Net Loss for
the year                       --         --         --      (3,128)     (3,128)
                        ---------   --------   --------     -------    --------

Balance at
December 31,
1987                    1,031,000      1,031    139,857      (3,291)    137,597

Net Loss for
the year                       --         --         --    (137,557)   (137,557)
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1988                    1,031,000      1,031    139,857    (140,848)         40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)                 45,000         45      9,955          --      10,000
Shares of
common stock
issued in
July 1989 for
services                  760,000        760       (760)         --          --
Net Loss for
the year                   --          --          --        (9,745)     (9,745)
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1989                    1,836,000      1,836    149,052    (150,593)        292
Shares of
common stock
issued in
January 1990
for services            3,155,000      3,155     (3,155)         --          --
Net Loss for
the year                       --         --         --        (500)       (500)
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1990                    4,991,000      4,991    145,897    (151,096)       (208)

Net Loss for
the year                       --         --         --      (4,363)     (4,363)
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1991                    4,991,000      4,991    145,897    (155,459)     (4,571)

Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)              1,470,000      1,470     18,830         --       20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)                  6,400,000      6,400  2,627,395         --    2,633,795
Net Loss for
the year                       --         --         --     (59,049)    (59,049)
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1992                   12,861,000     12,861  2,791,822    (214,508)  2,590,175
                        ---------   --------   --------     -------    --------
Shares of
common stock
issued March
30, 1993 in
exchange for
services                  250,000        250       (250)         --          --
Net loss for
the year                       --         --         --           0           0
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1993                   13,111,000     13,111  2,791,572    (214,508)  2,590,175
Net (loss)
for the year                   --         --         --  (1,011,466) (1,011,466)
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1994                   13,111,000     13,111  2,791,572  (1,225,974)  1,578,709
Shares of common
Stock issued
October 1,
1995 in exchange
for services            1,850,000      1,850     (1,850)         --          --
Net Loss for
the year                       --         --         --           0           0
                        ---------   --------   --------     -------    --------
Balance at
December 31,
1995                   14,961,000     14,961  2,789,722  (1,225,974)  1,578,709


                                                                                     Deficit                Total
                          Common Stock          Preferred Stock      Paid In     Accumulated During     Stockholders
                        Shares     Amount      Issued     Amount     Capital     Development Stage      Equity (Deficit)
Balance at
December 31,
1995                  14,961,000   14,961                           2,789,922       (1,225,974)            1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed
to
shareholders          (6,400,000)  (6,400)                         (1,573,600)             --             (1,580,000)
                      ----------   ------                           ---------       ----------             ---------
                       8,561,000    8,561                           1,216,122       (1,225,974)               (1,291)

Reverse 10
for 1 split           (7,704,900)  (7,705)                              7,705               --                    --
                      ----------   ------                           ---------       ----------             ---------
                         856,100      856                           1,223,827       (1,225,974)               (1,291)

Issuance of
common stock
for
acquisition
of TeleMall
Network,
Inc.                   2,933,000    2,933                             (55,942)              --               (53,009)

Issuance of
Common Stock
For cash               5,086,005    5,086                                  --               --                 5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                                           510,000   5,100,000                                         5,100,000
Net Loss
for the year                                                                          (281,412)             (281,412)
                      ----------   ------      -------   ---------  ---------       ----------             ---------
Balance,
Dec. 31,
1996                   8,875,105    8,875      510,000   5,100,000  1,167,885       (1,507,386)            4,769,374
Net Profit to
Sept. 30,
1997                          --       --           --          --         --               --                    --
Balance, Sept
30, 1997               8,875,105    8,875      510,000   5,100,000  1,167,885       (1,507,386)            4,769,374

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       For the nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                       1997               1996
                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                   0         (306,292)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities
Depreciation and Amortization                                0            5,926
(Increase) in trademark costs                                0          (22,539)
(Increase) in inventory                                      0       (3,101,061)
Increase in accounts payable                                 0          230,378
Increase in accrued expenses                                 0           19,797
(Increase) in tape production costs                          0          (22,416)
(Increase) in distribution costs                             0          (79,440)
(Increase) in prepaid expenses                               0          (10,876)
                                                          ----        ---------
NET CASH (USED) BY OPERATING ACTIVITIES                      0       (3,286,523)
                                                          ----        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in stock                              0        1,580,000
(Increase) in office furniture and equipment                 0          (55,154)
(Increase) in mutual fund                                    0       (2,000,000)
                                                          ----        ---------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                 0         (475,154)
                                                          ----        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                                    0          291,000
Increase in capital leases                                   0            6,165
Surrender of common shares for investment stock              0       (1,580,000)
Increase in preferred stock                                  0        5,100,000
Issuance of common shares for acquisition of
     TeleMall Network, Inc.                                  0          (53,009)

NET CASH PROVIDED FROM FINANCING ACTIVITIES                  0        3,764,156
                                                          ----        ---------
NET INCREASE (DECREASE) IN CASH                              0            2,479
                                                          ----        ---------
CASH BALANCE, BEGINNING OF PERIOD                            0                0
                                                          ----        ---------
CASH BALANCE, END OF PERIOD                                  0            2,479
                                                          ----        ---------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                SEPTMBER 30, 1997
                                   (unaudited)

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

      (a)   Organization and Business Nature:

            The Company was incorporated in the State of Nevada on November 3, 1996 as Ed-Phills, Inc. Since inception, the Company has been engaged in organizational activities. The Corporation changed its name from Ed-Phills, Inc. on August 24, 1992 to Vegas Ventures, Inc. Vegas Ventures, Inc. changed its name to TeleMall Communications, Inc., effective June 4, 1996.

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)
                                   (continued)

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

Items 1, 2, 3 and 4 are Inapplicable

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