Form 10-Q
period 1998-03-31
STEINS HOLDINGS INC /NV/
filed 2000-03-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

          |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

                                       or

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_|Yes |_|No

                APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Outstanding at March 31, 1998
   Common Stock, $.001                        8,875,105 shares
       par value                              ----------------
                                           Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[ ] No[x]

STEIN'S HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

Current Assets                       March 31, 1998            December 31, 1997
--------------                     ------------------          -----------------

Aristocrat Mutual Fund (note 8)            500,000                     500,000
Inventory (Notes 1 and 7)                3,101,061                   3,101,061

Total Current Assets                     3,601,061                   3,601,061
                                        ----------                   ---------
Investment in Stock (Note 5)                     0                           0
                                        ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Note 8)          1,500,000                           0

Total Other Assets                       1,500,000                   1,500,000
                                        ----------                  ----------
Total Assets                             5,101,061                   5,101,061
                                        ----------                  ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                         March 31, 1998     December 31, 1997
-------------------                     ------------------     -----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000

Total Current Liabilities                       331,687              331,687
                                             ----------           ----------

Stockholders' Equity

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated value
per share, issued and outstanding 510,000
shares at March 31, 1998, 510,000 shares
at December 31, 1997                          5,100,000            5,100,000
Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued and
outstanding 8,875,105 shares at
March 31, 1998 and December 31, 1997              8,875                8,875
Paid in capital (Note 2)                      1,167,885            1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          4,769,374            4,769,374
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,101,061            5,101,061
                                             ----------           ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Three
                                      Months Ended
                                      March 31,
                                      -------------
                                    1998         1997
                                    ----         ----

Revenue:                                 0            0
                                  --------     --------
Operating
Expenses:

Selling, general and
Administrative expenses                  0            0
Depreciation                             0            0
Amortization                             0            0
                                  --------     --------
Total Operating Expenses:                0            0
                                  --------     --------

Net Income                               0            0
                                  --------     --------

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO MARCH 31, 1998

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


                                                                       Deficit            Total
                   Common Stock       Preferred Stock     Paid In  Accumulated During  Stockholders
                Shares     Amount    Issued    Amount     Capital  Development Stage  Equity (Deficit)

Balance at
December 31,
1995           14,961,000   14,961                        2,789,922   (1,225,974)       1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed
to
shareholders   (6,400,000)  (6,400)                      (1,573,600)          --       (1,580,000)
               ----------   ------                        ---------   ----------        ---------
                8,561,000    8,561                        1,216,122   (1,225,974)          (1,291)

Reverse 10
for 1 split    (7,704,900)  (7,705)                           7,705           --               --
               ----------   ------                        ---------   ----------        ---------

                  856,100      856                        1,223,827   (1,225,974)          (1,291)

Issuance of
common stock
for
acquisition
of Telemall
Network,
Inc.            2,933,000    2,933                          (55,942)          --          (53,009)

Issuance of
Common Stock
For cash        5,086,005    5,086                               --           --            5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                                  510,000  5,100,000                                5,100,000
Net Loss
for the year                                                            (281,412)        (281,412)
               ----------   ------    -------  ---------  ---------   ----------        ---------
Balance,
Dec. 31,
1996            8,875,105    8,875    510,000  5,100,000  1,167,885   (1,507,386)       4,769,374
Net Profit for
Year 1997              --       --         --         --         --           --               --
Balance,
December
31, 1997        8,875,105    8,875    510,000  5,100,000  1,167,885   (1,507,386)       4,769,374
Net Profit to
Mar. 31, 1998          --       --         --         --         --           --               --
Balance, March
31, 1998        8,875,105    8,875    510,000  5,100,000  1,167,885   (1,507,386)       4,769,374

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1998             1997
                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                               0              0

Adjustments to reconcile net (loss) to
net cash (used) by operating activities

NET CASH (USED) BY OPERATING ACTIVITIES                  0              0
                                                     -------         -------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES             0              0

NET CASH PROVIDED FROM FINANCING ACTIVITIES              0              0

NET INCREASE (DECREASE) IN CASH                          0              0
                                                     -------         -------

CASH BALANCE, BEGINNING OF PERIOD                        0              0
                                                     -------         -------

CASH BALANCE, END OF PERIOD                              0              0
                                                     -------         -------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)
                                   (continued)

Note 10 Income Taxes:

At December 31, 1997, the Company has federal operating loss carryforward of $1,507,386 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

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

                                       Stein's Holdings, Inc. f.k.a.
                                       Telemall Communications, Inc.


Date March 13, 2000                 /s/
                                       -----------------------------------------
                                       Shahram Khial, Ph.D., CEO


                                       /s/
                                       -----------------------------------------
                                       Rex Morden, Chief Financial Officer