Form 10-Q
period 1998-06-30
STEINS HOLDINGS INC /NV/
filed 2000-03-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

      Class                         Outstanding at June 30, 1998
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

Current Assets                        June 30, 1998            December 31, 1997
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

Current Liabilities                         June 30, 1998      December 31, 1997
-------------------                     ------------------     -----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000

Total Current Liabilities                       331,687              331,687
                                             ----------           ----------

Stockholders' Equity

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated value
per share, issued and outstanding 510,000
shares at June 30, 1998, 510,000 shares
at December 31, 1997                          5,100,000            5,100,000
Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued and
outstanding 8,875,105 shares at
June 30, 1998 and December 31, 1997               8,875                8,875
Paid in capital (Note 2)                      1,167,885            1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          4,769,374            4,769,374
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,101,061            5,101,061
                                             ----------           ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Three            Year to
                                      Months Ended              Date
                                      June 30,                June 30
                                      -------------        --------------
                                     1998       1997       1998       1997
                                     ----       ----       ----       ----

Revenue:                                0          0          0          0

Operating
Expenses:

Selling, general and
Administrative expenses                 0          0          0          0

Total Operating Expenses:               0          0          0          0
                                     ----       ----       ----       ----

Net Income (Loss)                       0          0          0          0
                                     ====       ====       ====       ====

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO JUNE 30, 1998

                                                            Deficit
                                                          Accumulated
                         Common Stock                     During the          Total
                      --------------------     Paid in    Development      Stockholders'
                      Issued        Amount     Capital       Stage       Equity (Deficit)
                      ------       -------     -------   ------------    ----------------
Shares of common
stock issued in
November 1986
in exchange
for cash
($.08 per share):
Officers and
directors               75,000           75        5,925            --         6,000
Related
parties                  5,000            5          395            --           400
Net loss for
period                      --           --           --          (163)         (163)
                    ----------   ----------   ----------    ----------    ----------

Balance at
December 31,
1986                    80,000           80        6,320          (163)        6,237

Shares of common
Stock issued in
public stock
offering at
$1.00 per share
in September 1987
(net of offering
costs of $66,512)      201,000          201      134,287            --       134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering               750,000          750         (750)           --            --
Net Loss for
the year                    --           --           --        (3,128)       (3,128)
                    ----------   ----------   ----------    ----------    ----------

Balance at
December 31,
1987                 1,031,000        1,031      139,857        (3,291)      137,597

Net Loss for
the year                    --           --           --      (137,557)     (137,557)
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1988                 1,031,000        1,031      139,857      (140,848)           40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)              45,000           45        9,955            --        10,000
Shares of
common stock
issued in
July 1989 for
services               760,000          760         (760)           --            --
Net Loss for
the year                    --           --           --        (9,745)       (9,745)
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1989                 1,836,000        1,836      149,052      (150,593)          292
Shares of
common stock
issued in
January 1990
for services         3,155,000        3,155       (3,155)           --            --
Net Loss for
the year                    --           --           --          (500)         (500)
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1990                 4,991,000        4,991      145,897      (151,096)         (208)

Net Loss for
the year                    --           --           --        (4,363)       (4,363)
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1991                 4,991,000        4,991      145,897      (155,459)       (4,571)
Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)           1,470,000        1,470       18,830            --        20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)               6,400,000        6,400    2,627,395            --     2,633,795
Net Loss for
the year                    --           --           --       (59,049)      (59,049)
                    ----------   ----------   ----------    ----------    ----------

Balance at
December 31,
1992                12,861,000       12,861    2,791,822      (214,508)    2,590,175
                    ----------   ----------   ----------    ----------    ----------
Shares of
common stock
issued March
30, 1993 in
exchange for
services               250,000          250         (250)           --            --
Net loss for
the year                    --           --           --             0             0
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1993                13,111,000       13,111    2,791,572      (214,508)    2,590,175
Net (loss)
for the year                --           --           --    (1,011,466)   (1,011,466)
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1994                13,111,000       13,111    2,791,572    (1,225,974)    1,578,709
Shares of common
Stock issued
October 1,
1995 in exchange
for services         1,850,000        1,850       (1,850)           --            --
Net Loss for
the year                    --           --           --             0             0
                    ----------   ----------   ----------    ----------    ----------
Balance at
December 31,
1995                14,961,000       14,961    2,789,722    (1,225,974)    1,578,709

                                                                                                Deficit          Total
                           Common Stock              Preferred Stock            Paid In   Accumulated During   Stockholders
                      Shares          Amount       Issued        Amount         Capital   Development Stage  Equity (Deficit)
Balance at
December 31,
1995                 14,961,000         14,961                                  2,789,922     (1,225,974)     1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders         (6,400,000)        (6,400)                                (1,573,600)            --     (1,580,000)
                    -----------    -----------    -----------   -----------   -----------    -----------    -----------
                      8,561,000          8,561                                  1,216,122     (1,225,974)        (1,291)

Reverse 10
for 1 split          (7,704,900)        (7,705)                                     7,705             --             --
                    -----------    -----------    -----------   -----------   -----------    -----------    -----------

                        856,100            856                                  1,223,827     (1,225,974)        (1,291)

Issuance of
common stock for
acquisition
of Telemall
Network, Inc.         2,933,000          2,933                                    (55,942)            --        (53,009)

Issuance of
Common Stock
For cash              5,086,005          5,086                                         --             --          5,086
Preferred
stock issued
by TeleMall
Network, Inc.                                         510,000     5,100,000                                   5,100,000
Net Loss
for the year                                                                                    (281,412)      (281,412)
                    -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance,
Dec. 31,
1996                  8,875,105          8,875        510,000     5,100,000     1,167,885     (1,507,386)     4,769,374
Net Profit for
Year 1997                    --             --             --            --            --             --             --
Balance, Dec
30, 1997              8,875,105          8,875        510,000     5,100,000     1,167,885     (1,507,386)     4,769,374
Net Profit to
June 30,
1998                         --             --             --            --            --             --             --
Balance, June
30, 1998              8,875,105          8,875        510,000     5,100,000     1,167,885     (1,507,386)     4,769,374

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                           1998      1997
                                                           ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                    0         0

Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Depreciation and Amortization                                 0         0

NET CASH (USED) BY OPERATING ACTIVITIES                       0         0
                                                           ----      ----
CASH FLOWS FROM INVESTING ACTIVITIES

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                  0         0
                                                           ----      ----
CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED FROM FINANCING ACTIVITIES                   0         0
                                                           ----      ----
NET INCREASE (DECREASE) IN CASH                               0         0
                                                           ----      ----
CASH BALANCE, BEGINNING OF PERIOD                             0         0
                                                           ----      ----

CASH BALANCE, END OF PERIOD                                   0         0
                                                           ----      ----

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)
                                   (continued)

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