Form 10-Q
period 1998-09-30
STEINS HOLDINGS INC /NV/
filed 2000-03-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       or

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

      Class                                    Outstanding at September 30, 1998
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

Current Assets                        SEPTEMBER 30, 1998      December 31, 1997
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

Current Liabilities                    SEPTEMBER 30, 1998      December 31, 1997
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
at $10.00 stated value per share,
issued and outstanding 510,000
shares at September 30, 1998,
510,000 shares at December 31, 1997          5,100,000              5,100,000

Common stock - 50,000,000 shares
authorized at $.001 per share par
value; issued and outstanding
8,875,105 shares at September 30,
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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                               For the Three          Year to
                                Months Ended            Date
                                September 30        September 30
                                ------------        ------------
                               1998      1997      1998      1997
                               ----      ----      ----      ----

Revenue:                          0         0         0         0

Operating Expenses:

Selling, general and
Administrative expenses           0         0         0         0

                               ----      ----      ----      ----
Total Operating Expenses:         0         0         0         0
                               ----      ----      ----      ----

Net Income (Loss)                 0         0         0         0
                               ====      ====      ====      ====

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO SEPTEMBER 30, 1998

                                                           Deficit
                                                         Accumulated      Total
                         Common Stock                    During the   Stockholders'
                     --------------------     Paid in    Development      Equity
                      Issued      Amount      Capital       Stage       (Deficit)
                     --------    --------    --------     --------      --------
Shares of common
stock issued in
November 1986 in
exchange for cash
($.08 per share):
Officers and
directors              75,000          75       5,925           --         6,000

Related
parties                 5,000           5         395           --           400

Net loss for
period                     --          --          --         (163)         (163)
                     --------    --------    --------     --------      --------

Balance at
December 31,
1986                   80,000          80       6,320         (163)        6,237

Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of $66,512)     201,000         201     134,287           --       134,488

Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering              750,000         750        (750)          --            --
Net Loss for
the year                   --          --          --       (3,128)       (3,128)
                     --------    --------    --------     --------      --------

Balance at
December 31,
1987                  1,031,000      1,031       139,857         (3,291)       137,597

Net Loss for
the year                     --         --            --       (137,557)      (137,557)
                      ---------      -----      --------       --------       --------
Balance at
December 31,
1988                  1,031,000      1,031       139,857       (140,848)            40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)               45,000         45         9,955             --         10,000
Shares of
common stock
issued in
July 1989 for
services                760,000        760          (760)            --             --
Net Loss for
the year                     --         --            --         (9,745)        (9,745)
                      ---------      -----      --------       --------       --------
Balance at
December 31,
1989                  1,836,000      1,836       149,052       (150,593)           292

Shares of
common stock
issued in
January 1990
for services          3,155,000      3,155        (3,155)            --             --
Net Loss for
the year                     --         --            --           (500)          (500)
                      ---------      -----      --------       --------       --------
Balance at
December 31,
1990                  4,991,000      4,991       145,897       (151,096)          (208)

Net Loss for
the year                     --         --            --         (4,363)        (4,363)
                      ---------      -----      --------       --------       --------
Balance at
December 31,
1991                  4,991,000      4,991       145,897       (155,459)        (4,571)

Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)            1,470,000      1,470        18,830             --         20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)                6,400,000      6,400      2,627,395              --       2,633,795

Net Loss for
the year                     --         --             --         (59,049)        (59,049)
                     ----------     ------     ----------      ----------      ----------

Balance at
December 31,
1992                 12,861,000     12,861      2,791,822        (214,508)      2,590,175
                     ----------     ------     ----------      ----------      ----------

Shares of
common stock
issued March
30, 1993 in
exchange for
services                250,000        250           (250)             --              --

Net loss for
the year                     --         --             --               0               0
                     ----------     ------     ----------      ----------      ----------
Balance at
December 31,
1993                 13,111,000     13,111      2,791,572        (214,508)      2,590,175

Net (loss)
for the year                 --         --             --      (1,011,466)     (1,011,466)
                     ----------     ------     ----------      ----------      ----------

Balance at
December 31,
1994                 13,111,000     13,111      2,791,572      (1,225,974)      1,578,709

Shares of common
Stock issued
October 1,
1995 in exchange
for services          1,850,000      1,850         (1,850)             --              --

Net Loss for
the year                     --         --             --               0               0
                     ----------     ------     ----------      ----------      ----------

Balance at
December 31,
1995                 14,961,000     14,961      2,789,722      (1,225,974)      1,578,709

                                                                                          Deficit
                                                                                         Accumulated     Total
                                                                                           During     Stockholders
                             Common Stock             Preferred Stock       Paid In      Development     Equity
                       Shares             Amount     Issued     Amount      Capital         Stage      (Deficit)
                    -----------           -------    -------   ---------   ----------    ----------    ----------
Balance at
December 31, 1995    14,961,000            14,961                           2,789,922    (1,225,974)    1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders         (6,400,000)           (6,400)                         (1,573,600)           --    (1,580,000)
                    -----------           -------                          ----------    ----------    ----------
                      8,561,000             8,561                           1,216,122    (1,225,974)       (1,291)

Reverse 10
for 1 split          (7,704,900)           (7,705)                              7,705            --            --
                    -----------           -------                          ----------    ----------    ----------

                        856,100               856                           1,223,827    (1,225,974)       (1,291)

Issuance of
common stock for
acquisition
of TeleMall
Network, Inc.         2,933,000             2,933                             (55,942)           --       (53,009)

Issuance of
Common Stock
For cash              5,086,005             5,086                                  --            --         5,086
Preferred
stock issued
by TeleMall
Network, Inc.                                        510,000   5,100,000                                5,100,000
Net Loss
for the year                                                                               (281,412)     (281,412)
                    -----------           -------    -------   ---------   ----------    ----------    ----------
Balance,
Dec. 31, 1996         8,875,105             8,875    510,000   5,100,000    1,167,885    (1,507,386)    4,769,374
Net Profit for
the year 1997                --                --         --          --           --            --            --
Balance, Dec
30, 1997              8,875,105             8,875    510,000   5,100,000    1,167,885    (1,507,386)    4,769,374
Net profit to
Sept. 30, 1998               --                --         --          --           --            --            --
Balance,
Sept. 30, 1998        8,875,105             8,875    510,000   5,100,000    1,167,885    (1,507,386)    4,769,374

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   For the nine Months Ended
                                                         September 30,
                                                -------------------------------
                                                        1998        1997
                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                  0           0

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and Amortization                               0           0
                                                      -------     -------
NET CASH (USED) BY OPERATING ACTIVITIES                     0           0
                                                      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                0           0
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED FROM FINANCING ACTIVITIES                 0           0
                                                      -------     -------
NET INCREASE (DECREASE) IN CASH                             0           0
                                                      -------     -------

CASH BALANCE, BEGINNING OF PERIOD                           0           0
                                                      -------     -------

CASH BALANCE, END OF PERIOD                                 0           0
                                                      -------     -------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                SEPTMBER 30, 1998
                                   (unaudited)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)
                                   (continued)

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