Form 10-Q
period 1999-03-31
STEINS HOLDINGS INC /NV/
filed 2000-03-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                          or

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                    Outstanding at March 31, 1999
Common Stock, $.001                                   21,375,105 shares
    par value                                    Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

STEIN'S HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

Current Assets                        March 31, 1999          December 31, 1998
--------------                        --------------          -----------------

Aristocrat Mutual Fund (note 8)                  0                     500,000
Inventory (Notes 1 and 7)                    1,061                   3,101,061

Total Current Assets                         1,061                   3,601,061
                                        ----------                   ---------
Investment in Stock (Note 5)                     0                           0
                                        ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Note 8)                  0                   1,500,000

                                        ----------                   ---------
Total Assets                                 1,061                   5,101,061
                                        ----------                   ---------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                         March 31, 1999     December 31, 1998
-------------------                         --------------     -----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000


Total Current Liabilities                       331,687              331,687
                                             ----------           ----------

Stockholders' Equity

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding no shares at
March 31, 1999, 510,000 shares
at December 31, 1998                                  0            5,100,000
Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued and
outstanding 21,375,105 shares at
March 31, 1999 and 8,875,105 at
December 31, 1998                                21,375                8,875
Paid in capital (Note 2)                      1,155,385            1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          ( 330,626)           4,769,374
                                             ----------           ----------

Total Liabilities and

Stockholders' Equity                              1,061            5,101,061
                                             ----------           ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Three
                                      Months Ended
                                      March 31,

                                      -------------
                                    1999         1998
                                    ----         ----

Revenue:                                 0            0
                                  --------     --------
Operating
Expenses:

Selling, general and

Administrative expenses                  0            0
Depreciation                             0            0
Amortization                             0            0
                                  --------     --------
Total Operating Expenses:                0            0
                                  --------     --------

Net Income                               0            0
                                  --------     --------

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO MARCH 31, 1999

                                                    Deficit
                                                  Accumulated
                       Common Stock               During the         Total
                     ---------------    Paid in   Development     Stockholders'
                     Issued   Amount    Capital      Stage      Equity (Deficit)
                     ------   ------    -------      -----      ----------------

Shares of common
stock issued
in November 1986
in exchange for
cash ($.08 per
share):
Officers and
directors            75,000       75      5,925         --             6,000
Related
parties               5,000        5        395         --               400
Net loss for
period                   --       --         --       (163)             (163)
                 ----------  -------  ----------  ----------      ----------

Balance at
December 31,
1986                 80,000       80      6,320       (163)            6,237

Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of
$66,512)            201,000      201    134,287         --           134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering            750,000      750       (750)        --               --
Net Loss for
the year                 --       --         --     (3,128)           (3,128)
                 ----------  -------  ----------  ----------      ----------

Balance at
December 31,
1987              1,031,000    1,031    139,857       (3,291)        137,597

Net Loss for
the year                 --       --         --     (137,557)       (137,557)
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1988              1,031,000    1,031    139,857     (140,848)             40

Shares of
common stock
issued in
April 1989
for cash $.22
per share)           45,000       45      9,955           --          10,000
Shares of
common stock
issued in
July 1989 for
services            760,000      760       (760)          --              --
Net Loss for
the year                 --       --         --       (9,745)         (9,745)
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,

1989              1,836,000    1,836    149,052     (150,593)            292
Shares of
common stock
issued in
January 1990
for services      3,155,000    3,155     (3,155)          --              --
Net Loss for
the year                 --       --         --         (500)           (500)
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1990              4,991,000    4,991    145,897     (151,096)           (208)

Net Loss for
the year                 --       --         --       (4,363)         (4,363)
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1991              4,991,000    4,991    145,897     (155,459)         (4,571)
Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)        1,470,000    1,470     18,830           --          20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)            6,400,000    6,400  2,627,395           --       2,633,795
Net Loss for
the year                 --       --         --      (59,049)        (59,049)
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1992             12,861,000   12,861   2,791,822    (214,508)      2,590,175
                 ----------  -------  ----------  ----------      ----------
Shares of
common stock
issued March
30, 1993 in
exchange for
services            250,000      250        (250)         --              --
Net loss for
the year                --        --          --           0               0
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1993             13,111,000   13,111   2,791,572    (214,508)      2,590,175
Net (loss)
for the year             --       --          --  (1,011,466)     (1,011,466)
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1994             13,111,000   13,111   2,791,572  (1,225,974)      1,578,709
Shares of common
Stock issued

October 1,
1995 in exchange
for services      1,850,000    1,850      (1,850)         --              --
Net Loss for
the year                 --       --          --           0               0
                 ----------  -------  ----------  ----------      ----------
Balance at
December 31,
1995             14,961,000   14,961   2,789,722   (1,225,974)      1,578,709

                                                                                       Deficit             Total
                           Common Stock            Preferred Stock      Paid In   Accumulated During   Stockholders
                       Shares         Amount      Issued      Amount    Capital   Development Stage   Equity (Deficit)

Balance at
December 31,
1995                 14,961,000       14,961                           2,789,922  (1,225,974)             1,578,709

Return of
Company shares
In exchange for
Investment shares
distributed
to
shareholders         (6,400,000)      (6,400)                         (1,573,600)         --             (1,580,000)
                     ----------      -------                          ----------  ----------             ----------
                      8,561,000        8,561                           1,216,122  (1,225,974)                (1,291)

Reverse 10
for 1 split          (7,704,900)      (7,705)                              7,705          --                     --
                     ----------      -------                          ----------  ----------             ----------
                        856,100          856                           1,223,827  (1,225,974)                (1,291)

Issuance of
common stock
for
acquisition
of Telemall
Network,
Inc.                  2,933,000        2,933                             (55,942)         --                (53,009)

Issuance of
Common Stock
For cash              5,086,005        5,086                                  --          --                  5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                                              510,000   5,100,000                                     5,100,000
Net Loss
for the year                                                                        (281,412)              (281,412)
                     ----------      -------     --------   ---------  ---------  ----------             ----------

Balance,
Dec. 31,
1996                  8,875,105        8,875      510,000   5,100,000  1,167,885  (1,507,386)             4,769,374
Net Profit for
Year 1997                    --           --           --          --         --          --                     --
Balance, December
31, 1997              8,875,105        8,875      510,000   5,100,000  1,167,885  (1,507,386)             4,769,374
Net Profit for
year 1998                    --           --           --          --         --          --                     --
Balance, Dec
31, 1998              8,875,105        8,875      510,000   5,100,000  1,167,885  (1,507,386)             4,769,374
Cancellation of
Preferred Shares                                 (510,000) (5,100,000)                                   (5,100,000)
Issuance of Common
Shares               12,500,000       12,500                             (12,500)
Net profit for the
Period ended March
31, 1999                     --           --           --          --         --          --                     --
Balance, March
31, 1999             21,375,105       21,375            0           0  1,155,385  (1,507,386)              (330,626)

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 -------------------------------
                                                     1999             1998
                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                               0              0

Adjustments to reconcile net (loss) to
net cash (used) by operating activities

NET CASH (USED) BY OPERATING ACTIVITIES                  0              0
                                                     -------        -------
CASH PROVIDED (USED) IN INVESTING
ACTIVITIES

                                                         0              0

NET CASH PROVIDED FROM FINANCING
ACTIVITIES

                                                         0              0

NET INCREASE (DECREASE) IN CASH                          0              0
                                                     -------        -------

CASH BALANCE, BEGINNING OF PERIOD                        0              0
                                                     -------        -------

CASH BALANCE, END OF PERIOD                              0              0
                                                     -------        -------

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)

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

      (b)   Inventory:

Inventory at December 31, 1998 is stated at the lower cost or market and includes $3,100,000 of artwork, stored in a warehouse in Jenkintown, Pennsylvania. The Company never received proper title to the inventory and the Board of Directors cancelled the preferred stock issued for the artwork, effective March 1, 1999 (see note 7).

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)
                                   (continued)

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

The Company issued an additional 12,500,000 shares of stock for services rendered during the first quarter of 1999.

Note 7 Artwork:

Inventory of Len Garon Artwork was acquired from Cable Print Network Marketing in exchange for 310,000 shares of TeleMall Network, Inc. Redeemable Convertible Preferred Stock valued

@ $10/share. Effective March 1, 1999 the Company's Board of Directors cancelled the outstanding shares as the title to the artwork was never perfected in the name of the Company.

Note 8 Securities:

Investment in Aristocrat Endeavor Fund consists of 100,000 shares at $20/share which was exchanged for 200,000 shares of TeleMall Network, Inc. Convertible Preferred Stock valued @ $10/share.

Effective March 1, 1999 the Company's Board of Directors cancelled the issuance of the Preferred Stock as the Company never received the shares to the Aristocrat Endeavor Fund in its name.

Note 9 Notes Payable:

Officer and director - demand note           $16,000
Officer and director - demand note            25,000

     Total Notes Payable                     $41,000

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)
                                   (continued)

Note 10 Income Taxes:

At December 31, 1998, the Company has federal operating loss carryforward of $1,507,386 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

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