Form 10-Q/A
period 1998-03-31
STEINS HOLDINGS INC /NV/
filed 2000-03-15
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1

                                       to

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

                                       Stein's Holdings, Inc. f.k.a.
                                       Telemall Communications, Inc.


Date March 14, 2000                    /s/ Shahram Khial
                                       -----------------------------------------
                                       Shahram Khial, Ph.D., CEO


                                       /s/ Rex Morden
                                       -----------------------------------------
                                       Rex Morden, Chief Financial Officer