Form 10-K405
period 1996-12-31
STEINS HOLDINGS INC /NV/
filed 2000-04-12
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
                               ------------    -------------

                       Commission File Number: 33-11986-LA

                             STEIN'S HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Nevada                                          88-022660
      ------                                          ---------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification Number)

             21800 Oxnard Street Suite 440, Woodland Hills CA 91367
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (818) 598-6780
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act:  None.

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No X

      Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

      The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 1996 were 8,875,000. The aggregate number of shares of the voting stock held by non-affiliates on March 22, 2000 was 303,727. The market value of these shares, computed by reference to the market closing price on March 22, 2000 was $1,518,635. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

ITEM 1.  BUSINESS

A)    General

      The Registrant (the "Company"), formerly known as "Vegas Ventures, Inc." and "TeleMall Communications, Inc." was engaged in developing its business plan, marketing analysis and extensive promotional, marketing and advertising efforts in 1996, after its acquisition of TeleMall Network, Inc. The Registrant intended to create and implement an inter-active home office business systems during the later part of 1996 and early 1997. As a result, the Company put on hold its planned Direct Response and As-Seen-On-TV kiosks. By late 1996, it became apparent that the Company was not seeing any success in its proposed inter-active home office business system. The Company had expended all its capital in these failed ventures and was subsequently unable to raise any additional capital to fund its operations. By February, 1997, the Company had ceased operations and closed down its office, letting all of its employees go since it could no longer afford to pay them. At that time, most of the officers and directors of the Company resigned.

      For most of 1997 and all of 1998, the Company was an inactive/dormant company. In early 1999, its Board of Directors entered into negotiations to acquire Multi-Source Capital, Ltd. ("MSC"), a Colorado corporation. As a condition to completing that acquisition, the Company's shareholders approved a 200-to-1 reverse stock split and changed the Company's name to "Stein's Holdings, Inc." MSC was a company engaged in web design, through a wholly owned subsidiary, 20/20 Web Design, Inc., import/export, business consulting and related services. Also, MSC had entered into an agreement with College Connection, Inc. dba Stein's Bakery, Inc. in Lewisville, Texas to acquire its bakery operations. As part of that proposed acquisition, MSC had to raise $1,200,000 to pay off certain liabilities of the bakery. MSC assigned that contract to the Company as part of its acquisition. MSC also transferred assets, consisting mostly of cash and securities, to the Company in exchange for the issuance of 4,247,754 shares of the Company's stock to the MSC shareholders. As part of this transaction, two of the former Board members resigned. The size of the Board was increased to five and four new directors were appointed to the Board.

B)    Narrative Description of Business

During 1996, the Company's only operations consisted of the Company's attempts to develop and implement its proposed inter-active home business system, which efforts were ultimately unsuccessful. Since its acquisition of MSC, the Company has been attempting to raise the $1,200,000 necessary to complete its acquisition of the bakery operation in Texas. To date, the Company has been unsuccessful and it is doubtful that the Company will be able to consummate that transaction. At the present time, the Company is investing the capital it does have to fund its operations as it seeks a new business direction. Management will continue its consideration of opportunities to establish a business for the Company. The Company owns 80% of 20/20 Web Design, Inc., a Nevada corporation traded on the Electronic Bulletin Board under "TWEB".

Item 2. Properties.

      The Company presently shares office space with a related entity and its attorney. The Company's portion of the rent is approximately $1,500 and the lease expires in 2002. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

      On April 13, 1999, the Company held a special meeting of its shareholders to approve the proposed name change to "Stein's Holdings, Inc." and to approve a 200-to-1 reverse stock split. A majority of the shareholders approved these changes. Of the 21,375,105 shares of common stock issued and outstanding, 13,550,311 approved the name change and the reverse stock split.


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

      The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM" and since April, 1999, under the symbol "SNHS." The following table reflects the high and low quarterly bid prices for 1996 through 1999. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

-------------------------------------------------------------------------------
Period                     High Bid                  Low Bid
-------------------------------------------------------------------------------
2nd Qtr 1996                5.25                     3
-------------------------------------------------------------------------------
3rd Qtr 1996                4.75                     1.25
-------------------------------------------------------------------------------
4th Qtr 1996                3.00                      .0625
-------------------------------------------------------------------------------
1st Qtr 1997                 .3125                    .02
-------------------------------------------------------------------------------
2nd Qtr 1997                 .07                      .03
-------------------------------------------------------------------------------
3rd Qtr 1997                 .07                      .03125
-------------------------------------------------------------------------------
4th Qtr 1997                 .03125                   .03
-------------------------------------------------------------------------------
1st Qtr 1998                 .03                      .03
-------------------------------------------------------------------------------
2nd Qtr 1998                 .03                      .03
-------------------------------------------------------------------------------
3rd Qtr 1998                 .03                      .02
-------------------------------------------------------------------------------
4th Qtr 1998                 .02                      .015
-------------------------------------------------------------------------------
1st Qtr 1999                 .02                      .015
-------------------------------------------------------------------------------
2nd Qtr 1999               10.125                    3.00
-------------------------------------------------------------------------------
3rd Qtr 1999               11.00                     5.00
-------------------------------------------------------------------------------
4th Qtr 1999               10.125                    6.00
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

The stock quotations from the second quarter of 1999 forward are after the Company's 200--for-1 reverse stock split.

      As of December 31, 1996, the Company had 8,875,000 shares of its common stock issued and outstanding. At March 22, 2000, the Company had issued and outstanding 4,401,666 common shares, of which 303,727 were held by non-affiliates. At December 31, 1996, the Company had issued and outstanding 510,000 shares of its Redeemable Convertible Preferred Stock. In March, 1999, the Redeemable Convertible, Preferred Stock was canceled since the Company had not received the assets for which it had issued the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock was never traded on any exchange or trading medium and all the Redeemable Convertible Preferred Shares were restricted shares.

      The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value

$.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of March 22, 2000.

Item 6. Selected Financial Data.


                            YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------
              1992         1993         1994         1995         1996
-------------------------------------------------------------------------------
Net Revenue    0           0            0            0            453,705
-------------------------------------------------------------------------------
Earnings
(Loss)        (59,049)     0            (1,011,466)  (1,011,466)  (281,412)
-------------------------------------------------------------------------------
Net Loss per
common share  (.077)       0            (.077)       (.077)       nil
-------------------------------------------------------------------------------
Current
Assets        3,157,555    3,157,555    1,580,000    1,580,000    3,601,061
-------------------------------------------------------------------------------
Long term
obligations   466,635      466,635      0            0            41,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      During 1996, the Company was engaged in developing its business plan, marketing analysis and extensive promotional, marketing and advertising efforts, after its acquisition of TeleMall Network, Inc. in June of that year. The Company intended to create and implement inter-active home office business systems during the later part of 1996 and early 1997. As a result, the Company put on hold its planned Direct Response and As-Seen-On-TV kiosks it had previously been involved in developing. By late 1996, it became apparent that the Company was not experiencing any success in its proposed inter-active home office business systems. The Company had expended all its capital in these failed ventures and was subsequently unable to raise any additional capital to fund its operations. By February, 1997, the Company had ceased operations and closed down its office, letting all of its employees go since it could no longer afford to pay them. At that time, most of the officers and directors of the Company resigned.

      For the year ended December 31, 1996, the Company had revenue of $177,743 compared to no revenues for the year ended December 31, 1995. The Company had secured forgiveness of indebtedness totaling $256,165 and another $19,797 of secured indebtedness forgiven during the year ended December 31, 1996. For the year ended December 31, 1996, the Company incurred selling, general and administrative expenses of $561,494. In addition, the Company's landlord repossessed certain assets of the Company in satisfaction of past due rent owed by the Company to the landlord. These repossessed assets totaled $173,623, resulting in total operating expenses of $735,117 for the year ended December 31, 1996. The Company had a net loss for the year ended December 31, 1996 of ($281,412), compared to no gain or loss for the year ended December 31, 1995 when the Company experienced no operations and generated no revenue.

      In 1996, the Company acquired TeleMall Network, Inc. and its assets in exchange for the issuance of 2,933,000 shares of the Company's common stock, post split. At that time, the Company changed its name from "Vegas Ventures, Inc." to "TeleMall Communications, Inc." The Company, as part of its acquisition of TeleMall Networks, Inc., approved a ten-for-one reverse stock split and the shares issued to TeleMall Network, Inc. were issued post-split. TeleMall Networks, Inc. was incorporated in Nevada in 1994 and its main business activity was merchandising products over television. During the year ended December 31, 1996, the Company also issued 5,086,005 shares of its common stock in exchange for cash paid to the Company.

      During the year ended December 31, 1996, the Company also issued 510,000 shares of Redeemable Convertible Preferred Stock valued at $10 per share. 310,000 shares of the Redeemable Convertible Preferred Stock ("Preferred Stock") was issued to Cable Print Network in exchange for inventory of Len Garon artwork valued at $3,101,061. These Preferred Shares were subsequently canceled in March 1999 because the Company never received title nor possession of the artwork. An additional 200,000 shares of Preferred Stock were issued to Aristocrat Endeavor Fund in exchange for 100,000 shares of Aristocrat Endeavor Fund. The investment was in the form of a mutual fund held in the British Virgin Islands. The Company anticipated redeeming $500,000 worth of these shares after the redemption period expired on August 1, 1996. Ultimately, the Company was never able to redeem these shares and the Preferred Shares were also canceled in March, 1999 because the Company never received title nor possession of the shares from the Aristocrat Endeavor Fund.

      During the year ended December 31, 1996, the Company borrowed $41,000 from Rex Morden, an officer and director of the Company.

This debt was satisfied in early 1999 through the issuance of shares of the Company's common stock to Mr. Morden.

      For the year ended December 31, 1996, the Company remained in the development stage.

Item 8. Financial Statements and Supplementary Data.

      Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no disagreements with accountants on accounting and financial disclosure during the relevant period. The Company's former accountant passed away in 1999 and the Company engaged a new auditor to conduct the 1996 through 1998 audits. Subsequent to new management being appointed in 1999, a new auditor was engaged but not due to any disagreements concerning accounting or financial disclosure.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

      The principal executive officers and directors of the Company are as follows:

Name                    Position                Term(s) of Office
----                    --------                -----------------

Rex A. Morden           Director, CFO           August 1, 1998 to the present

James Smith             Director                April 1, 1999 to the present

Irving M. Einhorn       Director                April 1, 1999 to the present

Christopher Burnell     Director, COO           April 1, 1999 to the present

Shahram Khial           Director, President     March 1, 2000 to the present

On or about February 4, 1997, the Registrant accepted the resignations of Thomas Wells (Director, President and Chief Operating Officer), Kenneth Johanning (Director and Senior Vice President - Retail Stores) and Robert Lawrence (Director). In March of 1997, Rick Sullivan, Director and CEO of the Company, resigned. In 1998, A new board of directors was appointed, comprised of Rex A. Morden, Thomas Wells and Eric Savage. This Board served until April, 1999 when Messrs. Wells and Savage resigned and were replaced by Randy Sutton, Irving Einhorn, James Smith and Christopher Burnell as part of the acquisition of Multi-Source Capital, Ltd. Mr. Sutton was appointed CEO, Mr. Morden was appointed CFO and Mr. Burnell was appointed COO. In February, 2000, Mr. Sutton resigned and was replaced by Shahram Khial, Ph.D. as Director and President.

Family Relationships. There are no family relationships between any of the officers and directors.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

IRVING EINHORN, ESQ.: Mr. Einhorn has been a practicing attorney for the past 26 years and he is an expert in the field of securities. Mr. Einhorn's expertise in securities began upon graduation from law school in 1971 when he joined the Securities and Exchange Commission's Chicago Regional office as a staff attorney. He was promoted to the position of Branch Chief in charge of the Enforcement in 1974 and in 1975 to the position of Senior Trial Counsel where he was responsible for all litigation conducted by that office. In 1980, Mr. Einhorn transferred to the Commission's headquarters in Washington, D.C. where for the next four years he was Assistant Chief Trial Attorney with the Division of Enforcement's Trial Unit. In this position, Mr. Einhorn was responsible for prosecuting the Commission's most sensitive and complex cases. In March, 1984, he was appointed to the position of Regional Administrator of the Securities and Exchange Commission's Los Angeles office. In this position, Mr. Einhorn supervised a staff of over 100 persons engaged in performing the Commission's enforcement and regulatory responsibilities in the states of Arizona, Nevada, Hawaii and California.

In May, 1989, Mr. Einhorn resigned from the SEC and joined Pacific Brokerage Services, Inc., a member of the New York Stock Exchange, as Executive Vice President and General Counsel. While there, he participated in management of all aspects of the firm's operations on the New York Stock Exchange. As legal counsel, he directed and conducted all firm arbitration proceedings and exercised oversight of the firm's compliance department. In October 1990, Mr. Einhorn entered the private practice of law, limiting his practice to securities litigation and the representation of individuals before the SEC. He has also served as an expert witness in a number of securities cases.

Mr. Einhorn is also an officer and director of 20/20 Web Design, Inc., a company in which the Registrant is majority shareholder, traded on the OTC Electronic Bulletin Board under the symbol "TWEB" and a director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT."

In 1968, Mr. Einhorn received a Bachelor of Arts degree from Temple University. Mr. Einhorn then obtained his Juris Doctorate from Valparaiso University School of Law in 1971. Mr. Einhorn has received further education by way of the National Institute for Trial Advocacy, whereby he obtained education in the art of Trial Advocacy and Advanced Trial Advocacy Skills in 1977 and 1982, respectively.

JAMES H. SMITH: Mr. Smith has over 30 years of experience in automotive, electronic component manufacturing and distribution, and pharmaceutical wholesaling. Currently, Mr. Smith is chief operations officer of Decision Dynamix Corporation. Prior to that, Mr. Smith served as the president for McKesson Drug Company, which is an $11 billion wholesaler of pharmaceutical and generic products, home health care, and health and beauty care products. Prior to McKesson, Mr. Smith served as the president for the world's largest electronic component distributor, Hamilton Hallmark, which is a division of Avnet, Inc. Mr. Smith led the consolidation of Hamilton/Avnet with its third largest competitor, Hallmark Electronics. Mr. Smith also served as corporate senior vice president of Avnet, Inc.

Mr. Smith spent sixteen years with electronic component manufacturing companies:
Harris Semiconductor, Rockwell Microelectronics, ITT Semiconductor Components Group, Texas Instruments, and International Rectifier. Mr. Smith's vast experience stems from holding positions in sales, sales management, product line marketing, customer services, advertising, and worldwide sales and marketing with offshore profit and loss responsibility.

Mr. Smith is also a director of 20/20 Web Design, Inc., a company in which the Registrant is majority shareholder, traded on the OTC Bulletin Board under the symbol "TWEB" as well as being an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT."

Mr. Smith graduated from Michigan State University with a Bachelor of Arts in Economics.

SHAHRAM KHIAL, Ph.D. Dr. Khial was appointed President of the Company on March 1, 2000. From October 1996 to the present, Dr. Khial was employed by IPA Preferred of California as vice president of Business Development and Special Corporate Projects. Prior to that, Dr. Khial occupied the same position at Thrifty Management Services, Inc. From 1990 through April, 1996, Dr. Khial was vice president at HealthCare Management Resources, Inc. in Santa Ana, California. Dr. Khial has extensive experience in management and marketing. Dr. Khial also serves as CEO pf Pars Cultural Foundation, Inc., a non-profit organization promoting Persian culture, art, music and history.

Dr. Khial is also a director and president of 20/20 Web Design, Inc., a company in which the Registrant is the majority shareholder, traded on the OTC Bulletin Board under the symbol "TWEB."

Dr. Khial received his doctorate in Educational Administration with an Emphasis on Program Development, Evaluation, Supervision and Human Resources Management in 1984 from the University of Utah. Dr. Khial was a candidate for a Masters in Public Administration at the University of Tehran from 1977 to 1978. Dr. Khial received his Bachelor of Arts degree in Law and Political Science from the University of Tehran.

CHRISTOPHER BURNELL. Mr. Burnell joined the Company as a director in April, 1999. Mr. Burnell is presently COO of 20/20 Web Design, Inc., a company in which the Registrant is the majority shareholder and which trades on the OTC Electronic Bulletin Board under the symbol "TWEB." Mr. Burnell presently is co-owner of a Play It Again Sports store in Escondido, California. Mr. Burnell previously held Series 7, 63 and 24 licenses from the National Association of Securities Dealers, Inc. ("NASD") and worked for several NASD member firms.

Mr. Burnell attended Southwestern College and Grossmont College.

REX A. MORDEN. Mr. Morden was a registered representative for Marshall Davis, Inc., a NASD member firm from 1986 to 1987. From 1987 to 1990, Mr. Morden was a registered representative for Richfield Securities, a NASD member firm. From 1990 to August, 1992, Mr. Morden was a registered representative for Private Investor Cartel, Ltd., also a NASD member firm. Mr. Morden currently offers consulting and broker relation services to publicly owned companies. Mr. Morden presently holds Series 7 and 63 securities licenses.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 11. Executive Compensation.

      During fiscal 1996, and as of the date of the filing of this report, the following officers were paid the compensation as noted below:

Name                    Position          Annual Compensation           Year
----                    --------          -------------------           ----

Rick Sullivan           CEO                                              1996
Rex A. Morden           CFO                     $     0                  1993
Rex A. Morden           CFO                     $     0                  1994
Rex A. Morden           CFO                     $     0                  1995
Rex A. Morden           CFO                     $     0                  1996
Rex A. Morden           CFO                     $     0                  1997
Rex A. Morden           CFO                     $     0                  1998
Rex A. Morden           CFO                     $     0                  1999
Christopher Burnell     COO                     $48,000                  1999
Christopher Burnell     COO                     $48,000                  2000
Shahram Khial           President               $48,000                  2000

Mr. Burnell resigned in February, 2000 to open his own sporting goods store and will not receive his entire salary for 2000.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Compensation   of   Directors.   Directors  of  the  Company  are  entitled  to
reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 1996, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                    Position                      Filed Reports
----                    --------                      -------------

Rick Sullivan           CEO, Director, Shareholder          No
Thomas Wells            COO, Director, President            No

Kenneth Johanning       Director, Sr. Vice Pres.            No
Robert Lawrence         Director                            No

      Since the Company became inactive and dormant in early 1997, the officers, directors and ten percent shareholders were, on information and belief, unaware of their obligation to file any reports under Section 16(a).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      There were 8,875,501 shares of the Company's common stock issued and outstanding on December 31, 1996. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166. As of December 31, 1996, there were 510,000 shares of Redeemable Convertible Preferred Stock issued and outstanding and no Redeemable Convertible Preferred Stock issued and outstanding at March 22, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                              Amount
Name and Address of           of Common Shares
Beneficial Owner              Currently Owned                           Percent
----------------              ---------------                           -------

Rex Morden (1)                219,575                                     4.99
21800 Oxnard Street #440
Woodland Hills    CA 91367

Irving M. Einhorn (1)         167,000                                     3.79
21800 Oxnard Street #440
Woodland Hills CA 91367

Christopher Burnell (1)       167,000                                     3.79
21800 Oxnard Street #440
Woodland Hills CA 91367

James Smith (1)               168,898                                     3.84
21800 Oxnard Street #440
Woodland Hills CA 91367

Shahram Khial (1)               2,505                                     0.01
21800 Oxnard Street #440
Woodland Hills CA 91367

Tisa Capital Corp.          3,374,966                                    76.68
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (5)                724,978                                    16.47

--------------
(1) Denotes officer and/or director.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

      The Company shares office space with its attorney and with a related entity. It provides office space to its subsidiary, 20/20 Web Design, Inc., of which it owns 80%, at no charge. The Company's portion of the rent is approximately $1,500 per month and the lease runs through November, 2002.

      In May, 1999, the Company issued 4,000 (post-split) shares of its common stock to its former landlord to satisfy claims that the former landlord had asserted against the Company for unpaid rent and other charges. In March, 1999, the Company issued 12,500 (post-split) shares of its common stock to its former attorney as compensation for past services. Also in March, 1999, the Company also issued 50,000 (post-split) shares of its common stock to Rex Morden, CFO and director, in cancellation of $41,000 in promissory notes due to him from the Company and as cancellation of certain other debts and obligations the Company owed him.

      In April, 1999, the Company acquired a private company, Multi-Source Capital Ltd. ("MSC"), a Colorado corporation, by issuing 4,247,754 (post-split) shares of its common stock to MSC's shareholders in exchange for the transfer of assets worth approximately $530,000. As part of this transaction, the two of the Company's former officers and directors resigned and a new slate of officers and directors were elected and appointed. As part of this acquisition, the shareholders of the Company approved a 200-for-1 stock split and the name of the Company was changed to Stein's Holdings, Inc. At this time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is unlikely that the Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company.

      As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger.

      As part of its efforts to acquire Stein's Bakery, the Company lent $37,500 to Stein's Bakery. In addition, the Company guaranteed an obligation of Stein's Bakery in the principal amount of $25,000. If Stein's Bakery does not pay this debt, the Company will remain obligated to pay this debt. The Company is presently negotiating the repayment of the $37,500 debt by Stein's Bakery. In addition, 20/20 Web Design, Inc. lent $195,000 to Stein's Cake Box, Inc., a related entity of Stein's Bakery, and 20/20 Web Design, Inc. is presently negotiating the repayment of that debt.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (A) Financial Statements and Schedules

      The following financial statements and schedules are filed as part of this report:

      Report of Accountants
      Balance Sheet
      Statement of Stockholders' Equity
      Statement of Operations
      Statement of Cash Flows
      Notes to Financial Statements

      (B) List of Exhibits

      The following exhibits are filed with this report.

      Financial Statements.
      Financial Data Schedule

      (C) Reports filed on Form 8-K.

      There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1996.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2000                      STEIN'S HOLDINGS, INC.



                                    /s/ Shahram Khial, P.D.
                                    ----------------------------------
                                    Shahram Khial, President, Director



                                    /s/ Rex A. Morden
                                    ----------------------------------
                                    Rex A. Morden, CFO, Director



                                     /s/ Christopher Burnell
                                    ----------------------------------
                                    Christopher Burnell, COO, Director

                          TELEMALL COMMUNICATIONS, INC.
                         (FORMERLY VEGAS VENTURES, INC.)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Accountant's Report.....................................1

Financial Statements

      Balance Sheet - Assets............................2

      Balance Sheet - Liabilities and
      Stockholders' Equity..............................3

      Income Statement..................................4

      Statement of Stockholders' Equity.................5

      Statement of Cash Flows..........................10

Notes to the Financial Statements......................11

                               Henry Schiffer, CPA
                           A Professional Corporation
                       315 South Beverly Drive, Suite 302
                             Beverly Hills, CA 90212
                      Phone: 310.286.6830 Fax: 310.286.6840

                               ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of TeleMall Communications, Inc.

I have audited the accompanying balance sheet of TeleMall Communications, Inc., (formerly Vegas Ventures, Inc.), a development stage company as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleMall Communications, Inc. as of December 31, 1996, and the results of its operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.




Henry Schiffer, C.P.A.
Beverly Hills, California
October 4, 1999

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                                     ASSETS

Current Assets                    December 31, 1996          December 31, 1995
--------------                     ------------------        -----------------

Aristocrat Mutual Fund (Note 8)            500,000                           0
Inventory (Notes 1 and 7)                3,101,061                           0

Total Current Assets                     3,601,061                           0
                                        ----------                   ---------
Investment in Stock (Note 5)                     0                   1,580,000
                                        ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Note 8)          1,500,000                          0


Total Assets                             5,101,061                  1,580,000
                                       ----------                   ---------

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                     December 31, 1996     December 31,1995
-------------------                     ------------------    ----------------

Accounts Payable                                290,687                1,291
Notes Payable (Note 9)                           41,000                    0


Total Current Liabilities                       331,687                1,291
                                             ----------           ----------

Stockholders' Equity

Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued
and outstanding 8,875,105 shares at
December 31, 1996 and December 31, 1995           8,875                8,875

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding 510,000 shares at
December 31, 1996, 0 shares
at December 31, 1995                          5,100,000                    0

Paid in capital (Note 2)                      1,167,885            2,789,722

Deficit accumulated during the
Development stage                            (1,507,386)          (1,225,974)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          4,769,374            1,578,709
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,101,061            1,580,000
                                             ----------           ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                INCOME STATEMENT


                                    December 31,              December 31,
                                       1996                      1995
                                    ------------              ----------


Revenues                              177,743                         0
Forgiveness of indebtedness           256,165                         0
Forgiveness of secured indebtedness    19,797                         0
                                      --------                  --------

Total Income                          453,705                         0

Expenses

Selling, general and
Administrative expenses               561,494                         0

Repossession of various assets
by landlord for past due rent         173,623                         0
                                     --------                   --------

Total Expenses                        735,117                         0
                                     --------                   --------

Net (Loss) for the period            (281,412)                        0
                                     --------                   --------

Per share calculations are nil per share.

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         INCEPTION TO DECEMBER 31, 1996

                                                   Deficit
                                                 Accumulated
                 Common Stock                    During the    Total
                 -----------------     Paid in   Development   Stockholders'
                 Issued     Amount     Capital      Stage      Equity(Deficit)
                 ------     ------     -------      -----      ---------------

Shares of common
stock issued
in November 1986
in exchange for
cash ($.08 per
share):
Officers and
directors          75,000         75      5,925         --             6,000
Related
parties             5,000          5        395         --               400
Net loss for
period               --         --         --           (163)           (163)
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1986               80,000         80      6,320         (163)          6,237
Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of
$66,512)          201,000        201    134,287         --           134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering          750,000        750       (750)        --              --
Net Loss for
the year             --         --         --         (3,128)         (3,128)
               ----------    -------  ---------   ----------       ---------

                   The accompanying notes are an integral part
                         of these financial statements.

Balance at
December 31,
1987            1,031,000      1,031    139,857       (3,291)        137,597
Net Loss for
the year             --         --         --       (137,557)       (137,557)
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1988            1,031,000      1,031    139,857     (140,848)             40
Shares of
common stock
issued in
April 1989
for cash $.22
per share)         45,000         45      9,955         --            10,000
Shares of
common stock
issued in
July 1989 for
services          760,000        760       (760)        --              --
Net Loss for
the year             --         --         --         (9,745)         (9,745)
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1989            1,836,000      1,836    149,052     (150,596)            292
Shares of
common stock
issued in
January 1990
for services    3,155,000      3,155     (3,155)       --               --
Net Loss for
the year             --         --         --           (500)           (500)
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1990            4,991,000      4,991    145,897     (151,096)           (208)
Net Loss for
the year             --         --         --         (4,363)         (4,363)
               ----------    -------  ---------   ----------       ---------

                   The accompanying notes are an integral part
                         of these financial statements.

Balance at
December 31,
1991            4,991,000      4,991    145,897     (155,459)         (4,571)
Shares of common
Stock issued in
August 1992 to
Related parties
For consulting
Services ($.01
Per share)      1,470,000      1,470     18,830         --            20,000

Shares of common
Stock issued in
August 1992
in exchange
for unimproved
real estate
($.41 per
share)          6,400,000      6,400  2,627,395         --         2,633,795
Net Loss for
the year             --         --         --        (59,049)        (59,049)
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1992           12,861,000     12,861  2,791,822     (214,508)      2,590,175
               ----------    -------  ---------   ----------       ---------
Shares of
common stock
issued March
30, 1993 in
exchange for
services          250,000       250        (250)        --              --
Net loss for
the year             --        --          --              0               0
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1993           13,111,000    13,111   2,791,572     (214,508)      2,590,175
Net (loss)
for the year         --        --           --    (1,011,466)     (1,011,466)
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1994           13,111,000    13,111   2,791,572   (1,225,974)      1,578,709

                   The accompanying notes are an integral part
                         of these financial statements.

Shares of common
Stock issued
October 1,
1995 in exchange
for services    1,850,000     1,850      (1,850)        --              --
Net Loss for
the year             --        --          --              0               0
               ----------    -------  ---------   ----------       ---------
Balance at
December 31,
1995           14,961,000    14,961   2,789,722   (1,225,974)      1,578,709
Balance at
December 31,
1995           14,961,000    14,961   2,789,922   (1,225,974)     1,578,709

                   The accompanying notes are an integral part
                         of these financial statements.

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders        (6,400,000)       (6,400)                               (1,573,600)           --    (1,580,000)
                    ----------    ----------                                ----------    ----------    ----------
                     8,561,000         8,561                                 1,216,122    (1,225,974)       (1,291)

Reverse 10
for 1 split         (7,704,900)       (7,705)                                    7,705            --            --
                    ----------    ----------                                ----------    ----------    ----------
                       856,100           856                                 1,223,827    (1,225,974)       (1,291)
Issuance of
common stock
for
acquisition
of TeleMall
Network, Inc.        2,933,000         2,933                                   (55,942)           --       (53,009)
Issuance of
Common Stock
For cash             5,086,005         5,086                                        --            --         5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                                               510,000     5,100,000                                 5,100,000
Net Loss
for the year                                                                                (281,412)     (281,412)
                    ----------    ----------    ----------    ----------    ----------    ----------     ---------
Balance,
Dec. 31,
1996                 8,875,105         8,875       510,000     5,100,000     1,167,885    (1,507,386)    4,769,374

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                              Year Ended
                                                             December 31,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                               (281,412)             0
Adjustments to reconcile net (loss) to
net cash (used) by operating activities
     (Increase) in inventory                           (3,101,061)             0
    (Increase) in accounts payable                       (289,396)             0
                                                       ----------     ----------

NET CASH (USED) BY OPERATING ACTIVITIES                (3,093,077)             0
                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease in investment in stock                   1,580,000              0
      (Increase) in mutual fund                        (2,000,000)             0

NET CASH (USED) IN INVESTING ACTIVITIES                  (420,000)             0
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable                       41,000              0
      Surrender of common shares for
      investment stock                                 (1,580,000)             0
      Increase in preferred stock                       5,100,000              0
      Issuance of common stock for acquisition
      of TeleMall Network, Inc.                           (53,009)             0
      Issuance of common stock for cash                     5,086              0

NET CASH PROVIDED BY FINANCING ACTIVITIES               3,513,077              0
                                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH                                 0              0

CASH, BEGINNING OF PERIOD                                       0              0
                                                       ----------     ----------
CASH, END OF PERIOD                                         2,479              0
                                                       ----------     ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

Note 1 Summary of Significant Accounting Policies:

      This summary of significant accounting policies of TELEMALL COMMUNICATIONS, INC. (the "Company") (formerly Vegas Ventures, Inc.) (a development stage company), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996
                                   (continued)


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

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (continued)

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

Note 7 Artwork:

      Inventory of Len Garon Artwork was acquired
      from Cable Print Network Marketing in exchange
      for 310,000 shares of TeleMall Network, Inc.
      Redeemable Convertible Preferred Stock
      valued @ $10/share                                $3,101,061
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

Note 9 Notes Payable:

Officer and director - demand note           $16,000
Officer and director - demand note            25,000
                                              ------

     Total Notes Payable                     $41,000
                                             =======

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (continued)

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

      The following is a summary of deferred taxes:

      Deferred asset           417,145
      Valuation allowance     (417,145)
                             ----------

           Total                     0
                              ========