Form 10-K
period 1998-12-31
STEINS HOLDINGS INC /NV/
filed 2000-04-13
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                       Commission File Number: 33-11986-LA

                             STEIN'S HOLDINGS, INC.
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

      Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

      The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 1998 were 8,875,000. The aggregate number of shares of the voting stock held by non-affiliates on March 22, 2000 was 303,727. The market value of these shares, computed by reference to the market closing price on March 22, 2000 was $1,518,635. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166.

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

B)    Narrative Description of Business

During 1997, the Company had no operations and earned no revenues. Since its acquisition of MSC, the Company has been attempting to raise the $1,200,000 necessary to complete its acquisition of the bakery operation in Texas. To date, the Company has been unsuccessful and it is doubtful that the Company will be able to consummate that transaction. At the present time, the Company is investing the capital it does have to fund its operations as it seeks a new business direction. Management will continue its consideration of opportunities to establish a business for the Company.

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

--------------------------------------------------------------------------------
Period                            High Bid                 Low Bid
--------------------------------------------------------------------------------
2nd Qtr 1996                       5.25                    3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3rd Qtr 1996                       4.75                    1.25
--------------------------------------------------------------------------------
4th Qtr 1996                       3.00                     .0625
--------------------------------------------------------------------------------
1st Qtr 1997                        .3125                   .02
--------------------------------------------------------------------------------
2nd Qtr 1997                        .07                     .03
--------------------------------------------------------------------------------
3rd Qtr 1997                        .07                     .03125
--------------------------------------------------------------------------------
4th Qtr 1997                        .03125                  .03
--------------------------------------------------------------------------------
1st Qtr 1998                        .03                     .03
--------------------------------------------------------------------------------
2nd Qtr 1998                        .03                     .03
--------------------------------------------------------------------------------
3rd Qtr 1998                        .03                     .02
--------------------------------------------------------------------------------
4th Qtr 1998                        .02                     .015
--------------------------------------------------------------------------------
1st Qtr 1999                        .02                     .015
--------------------------------------------------------------------------------
2nd Qtr 1999                      10.125                   3.00
--------------------------------------------------------------------------------
3rd Qtr 1999                      11.00                    5.00
--------------------------------------------------------------------------------
4th Qtr 1999                      10.125                   6.00
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The stock quotations from the second quarter of 1999 forward are after the Company's 200Cfor-1 reverse stock split.

      As of December 31, 1998, the Company had 8,875,000 shares of its common stock issued and outstanding. At March 22, 2000, the Company had issued and outstanding 4,401,666 common shares, of which 303,727 were held by non-affiliates. At December 31, 1998, the Company had issued and outstanding 510,000 shares of its Redeemable Convertible Preferred Stock. In March, 1999, the Redeemable Convertible, Preferred Stock was canceled since the Company had not received the assets for which it had issued the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock was never traded on any exchange or trading medium and all the Redeemable Convertible Preferred Shares were restricted shares.

      The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of March 22,

2000.

Item 6. Selected Financial Data.

                             YEARS ENDED DECEMBER 31

--------------------------------------------------------------------------------
                     1994         1995         1996        1997        1998
--------------------------------------------------------------------------------
Net Revenue           0           0            453,705     0           0
Earnings (Loss)      (1,011,466)  (1,011,466)  (281,412)   0           0
--------------------------------------------------------------------------------
Net Loss per         (.077)       (.077)       nil         0           0
common share
--------------------------------------------------------------------------------
Current Assets       1,580,000    1,580,000    3,601,061   3,601,061   3,601,061
--------------------------------------------------------------------------------
Long term             0           0               41,000      41,000   41,000
obligations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      During 1998, the Company ad no operations and no revenues. It closed it offices and laid off all employees in late 1996 and early 1997. The Company intended to create and implement inter-active home office business systems during the later part of 1996 and early 1997 but was unsuccessful. The Company also put on hold its planned Direct Response and As-Seen-On-TV kiosks it had previously been involved in developing. By late 1996, it became apparent that the Company was not experiencing any success in its proposed inter-active home office business systems. The Company had expended all its capital in these failed ventures and was subsequently unable to raise any additional capital to fund its operations. In 1997, most of the officers and directors of the Company resigned.

      For the year ended December 31, 1998, the Company had no revenue, which was the same for the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, the Company had no expenses. The Company had no gain or loss for the years ended December 31, 1998 and 1997 when the Company experienced no operations and generated no revenue.

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

      For the year ended December 31, 1998, the Company remained in the development stage.

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

Irving M. Einhorn            Director                  April  1,  1999 to
                                                       the present

Christopher Burnell          Director, COO             April  1,  1999 to
                                                       the present

Shahram Khial                Director, President       March
                                                       1, 2000 to the present

On or about February 4, 1997, the Registrant accepted the resignations of Thomas Wells (Director, President and Chief

Operating Officer), Kenneth Johanning (Director and Senior Vice President - Retail Stores) and Robert Lawrence (Director). In March of 1997, Rick Sullivan, Director and CEO of the Company, resigned. In August, 1998, a new board of directors was appointed, comprised of Rex A. Morden, Thomas Wells and Eric Savage. This Board served until April, 1999 when Messrs. Wells and Savage resigned and were replaced by Randy Sutton, Irving Einhorn, James Smith and Christopher Burnell as part of the acquisition of Multi-Source Capital, Ltd. Mr. Sutton was appointed CEO, Mr. Morden was appointed CFO and Mr. Burnell was appointed COO. In February, 2000, Mr. Sutton resigned and was replaced by Shahram Khial, Ph.D. as Director and President.

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

Item 11. Executive Compensation.

      During fiscal 1997, and as of the date of the filing of this report, the following officers were paid the compensation as noted below:

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 1998, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                          Position                             Filed Reports
----                          --------                             -------------

Rex Morden                    CEO, Director, Shareholder           No

Eric Savage                   Director, Secretary                  No

Thomas Wells                  Director                             No

      Since the Company became inactive and dormant in early 1997, the officers, directors and ten percent shareholders were, on information and belief, unaware of their obligation to file any reports under Section 16(a).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      There were 8,875,501 shares of the Company's common stock issued and outstanding on December 31, 1998. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166. As of December 31, 1998, there were 510,000 shares of Redeemable Convertible Preferred Stock issued and outstanding and no Redeemable Convertible Preferred Stock issued and outstanding at March 22, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

      Financial Statements.
      Financial Data Schedule

      (C)   Reports filed on Form 8-K.

      There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1998.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2000                              STEIN'S HOLDINGS, INC.


                                            /s/ Shahram Khial, Ph.D.
                                            ------------------------------------
                                            Shahram Khial, President, Director


                                            /s/ Rex A. Morden
                                            ------------------------------------
                                            Rex A. Morden, CFO, Director


                                            /s/ Christopher Burnell
                                            ------------------------------------
                                            Christopher Burnell, COO, Director

                          TELEMALL COMMUNICATIONS, INC.
                         (FORMERLY VEGAS VENTURES, INC.)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Accountant's Report

Financial Statements

     Balance Sheet - Assets....................................................1

     Balance Sheet - Liabilities and
     Stockholders' Equity......................................................2

     Statement of Operations ..................................................3

     Statement of Stockholders' Equity.........................................4

     Statement of Cash Flows...................................................8

Notes to the Financial Statements..............................................9

                               Henry Schiffer, CPA
                           A Professional Corporation
                       315 South Beverly Drive, Suite 302
                             Beverly Hills, CA 90212
                      Phone: 310.286.6830 Fax: 310.286.6840

                               ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of TeleMall Communications, Inc.

I have audited the accompanying balance sheet of TeleMall Communications, Inc., (formerly Vegas Ventures, Inc.), a development stage company as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleMall Communications, Inc. at the date listed above, and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Henry Schiffer, C.P.A.
Beverly Hills, California
October 4, 1999

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                                     ASSETS

Current Assets                     December 31, 1998          December 31, 1997
--------------                     ------------------         -----------------

Aristocrat Mutual Fund (Note 8)            500,000                     500,000
Inventory (Notes 1 and 7)                3,101,061                   3,101,061
        0
Total Current Assets                     3,601,061                   3,601,061
                                        ----------                   ---------
Investment in Stock (Note 5)                     0                           0
                                        ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Note 8)          1,500,000                   1,500,000


Total Assets                             5,101,061                   5,101,061
                                        ----------                   ---------

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                     December 31, 1998     December 31,1997
-------------------                     ------------------    ----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000

Total Current Liabilities                       331,687              331,687
                                             ----------           ----------

Stockholders' Equity

Common stock - 50,000,000 shares
authorized at $.001 per share par
value; issued and outstanding
8,875,105 shares at December 31,
1998 and December 31, 1997                        8,875                8,875

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding 510,000 shares at
December 31, 1998 and 1997                     5,100,000           5,100,000

Paid in capital (Note 2)                       1,167,885           1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          4,769,374            4,769,374
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,101,061            5,101,061
                                             ----------           ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.

                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                             STATEMENT OF OPERATIONS

                                    December 31,            December 31,
                                        1998                     1997
                                    ------------            ------------

Revenues:
      Sales                                0                       0
      Total Revenues                       0                       0
                                      ------                   -----

Operating Expenses:

Selling, general and
Administrative expenses                    0
      Total Operating Expenses             0                       0
                                      ------                   -----

Net (Loss)                                 0                       0
                                      ------                   -----

Net (Loss) per share                   $0.00                   $0.00
                                      ======                  ======

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         INCEPTION TO DECEMBER 31, 1998

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

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders (6,400,000) (6,400)                    (1,573,600)         --            (1,580,000)
              --------- --------                     ---------      ----------        ----------
              8,561,000   8,561                      1,216,122      (1,225,974)           (1,291)

Reverse 10
for 1 split (7,704,900) (7,705)                          7,705          --                   --
            ----------  ------                       ---------      ----------        ----------
              856,100      856                       1,223,827      (1,225,974)           (1,291)
Issuance of
common stock
for
acquisition
of TeleMall
Network,
Inc.        2,933,000    2,933                         (55,942)         --               (53,009)

Issuance of
Common Stock

For cash    5,086,005    5,086                               --          --                5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                               510,000    5,100,000                                5,100,000

Net Loss
for the year                                                           (281,412)        (281,412)
           ----------   ------     --------    ---------  ---------  ----------        ---------
Balance,
Dec. 31,
1996        8,875,105    8,875      510,000    5,100,000  1,167,885  (1,507,386)       4,769,374

Net profit to
Dec 31, 1997         -       -            -           -          -           -                 -
            ----------   ------     --------   ---------   --------- -----------       ---------
Balance,
Dec 31,
1997        8,875,105    8,875      510,000    5,100,000  1,167,885  (1,507,386)       4,769,374

Net profit to
Dec 31, 1998        -        -            -           -          -           -                 -
            ----------   ------     --------   ---------   --------- -----------       ---------
Balance,
Dec 31,
1998        8,875,105    8,875      510,000    5,100,000  1,167,885  (1,507,386)       4,769,374

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                           Year Ended
                                                          December 31,
                                                 -------------------------------
                                                     1998               1997
                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                             0                 0

Adjustments to reconcile net (loss) to
net cash (used) by operating activities                0                 0

Depreciation and Amortization                          0                 0
                                                     ----              ----

NET CASH (USED) BY OPERATING ACTIVITIES                0                 0
                                                     ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES

CASH PROVIDED (USED) IN INVESTING ACTIVITIES           0                 0
                                                     ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES              0                 0
                                                     ----              ----

NET INCREASE (DECREASE) IN CASH                        0                 0

CASH BALANCE, BEGINNING OF PERIOD                      0                 0
                                                     ----              ----
CASH BALANCE, END OF PERIOD                            0                 0
                                                     ----              ----

                   The accompanying notes are an integral part
                         of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (continued)

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

Note 7 Artwork:

      Inventory of Len Garon Artwork was acquired from Cable Print Network Marketing in exchange for 310,000 shares of TeleMall Network, Inc. Redeemable Convertible Preferred Stock valued " $10/share

      Total valuation          $3,101,061

      In the event the preferred shares or their equivalent in common shares do not have a market price of at least $3,100,000 within two years, the Company, at its option, shall return the artwork or issue additional shares to compensate for the deficiency.

Note 8 Securities:

      Investment in Aristocrat Endeavor Fund consists of 100,000 shares at $20/share which was exchanged for 200,000 shares of TeleMall Network, Inc. Convertible Preferred Stock valued " $10/share.

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
                                             =======

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (continued)

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

      The following is a summary of deferred taxes:

      Deferred asset           417,145
      Valuation allowance     (417,145)
                              --------
           Total                     0
                              ========