Form 10-K405
period 1997-12-31
STEINS HOLDINGS INC /NV/
filed 2000-04-14
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

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

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 1997 were 8,875,000. The aggregate number of shares of the voting stock held by non- affiliates on March 22, 2000 was 303,727. The market value of these shares, computed by reference to the market closing price on March 22, 2000 was $1,518,635. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166.

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

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

      The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM" and since April, 1999, under the symbol "SNHS." The following table reflects the high and low quarterly bid prices for 1996 through 1999. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark- up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

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

      As of December 31, 1997, the Company had 8,875,000 shares of its common stock issued and outstanding. At March 22, 2000, the Company had issued and outstanding 4,401,666 common shares, of which 303,727 were held by non-affiliates. At December 31, 1997, the Company had issued and outstanding 510,000 shares of its Redeemable Convertible Preferred Stock. In March, 1999, the Redeemable Convertible, Preferred Stock was canceled since the Company had not received the assets for which it had issued the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock was never traded on any exchange or trading medium and all the Redeemable Convertible Preferred Shares were restricted shares.

      The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of March 22, 2000.

Item 6. Selected Financial Data.

                             YEARS ENDED DECEMBER 31

--------------------------------------------------------------------------------
                  1993         1994          1995           1996         1997
--------------------------------------------------------------------------------
Net Revenue             0            0             0       453,705             0
--------------------------------------------------------------------------------
Earnings                0   (1,011,466)   (1,011,466)     (281,412)            0
(Loss)
--------------------------------------------------------------------------------
Net Loss                0        (.077)        (.077)          nil           nil
per common
share
--------------------------------------------------------------------------------
Current         3,157,555    1,580,000     1,580,000     3,601,061     3,601,061
Assets
--------------------------------------------------------------------------------
Long term         466,635            0             0        41,000        41,000
obligations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      During 1997, the Company ad no operations and no revenues. It closed it offices and laid off all employees in late 1996 and early 1997. The Company intended to create and implement inter-active home office business systems during the later part of 1996 and early 1997 but was unsuccessful. The Company also put on hold its planned Direct Response and As-Seen-On-TV kiosks it had previously been involved in developing. By late 1996, it became apparent that the Company was not experiencing any success in its proposed inter- active home office business systems. The Company had expended all its capital in these failed ventures and was subsequently unable to raise any additional capital to fund its operations. In 1997, most of the officers and directors of the Company resigned.

      For the year ended December 31, 1997, the Company had no revenue compared to revenues of $177,743 for the year ended December 31, 1996. The Company also secured forgiveness of debt totaling $256,165 and another $19,797 of secured indebtedness forgiven during the year ended December 31, 1996. For the year ended December 31, 1997, the Company had no expenses. For the year ended December 31, 1996, the Company incurred selling, general and administrative expenses of $561,494. In addition, in 1996, the

Company's landlord repossessed certain assets of the Company in satisfaction of past due rent owed by the Company to the landlord. These repossessed assets totaled $173,623, resulting in total operating expenses of $735,117 for the year ended December 31, 1996. The Company had a net loss for the year ended December 31, 1996 of ($281,412), compared to no gain or loss for the year ended December 31, 1997 when the Company experienced no operations and generated no revenue.

      In 1996, the Company acquired TeleMall Network, Inc. and its assets in exchange for the issuance of 2,933,000 shares of the Company's common stock, post split. At that time, the Company changed its name from "Vegas Ventures, Inc." to "TeleMall Communications, Inc." The Company, as part of its acquisition of TeleMall Networks, Inc., approved a ten-for-one reverse stock split and the shares issued to TeleMall Network, Inc. were issued post- split. TeleMall Networks, Inc. was incorporated in Nevada in 1994 and its main business activity was merchandising products over television. During the year ended December 31, 1996, the Company also issued 5,086,005 shares of its common stock in exchange for cash paid to the Company.

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

      For the year ended December 31, 1997, the Company remained in the development stage.

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

James Smith               Director                     April 1, 1999 to the
                                                       present

Irving M. Einhorn         Director                     April 1, 1999 to the
                                                       present

Christopher Burnell       Director, COO                April 1, 1999 to the
                                                       present

Shahram Khial             Director, President          March 1, 2000 to the
                                                       present

On or about February 4, 1997, the Registrant accepted the resignations of Thomas Wells (Director, President and ChiefOperating Officer), Kenneth Johanning (Director and Senior Vice President - Retail Stores) and Robert Lawrence (Director). In March of 1997, Rick Sullivan, Director and CEO of the Company, resigned. A new board of directors was appointed, comprised of Rex
A. Morden, Thomas Wells and Eric Savage. This Board served until April, 1999 when Messrs. Wells and Savage resigned and were replaced by Randy Sutton, Irving Einhorn, James Smith and Christopher Burnell as part of the acquisition of Multi-Source Capital, Ltd. Mr. Sutton was appointed CEO, Mr. Morden was appointed CFO and Mr. Burnell was appointed COO. In February, 2000, Mr. Sutton resigned and was replaced by Shahram Khial, Ph.D. as Director and President.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 1997, there were no officers, directors of the Company and thus, no reports under Section 16(a) were filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      There were 8,875,501 shares of the Company's common stock issued and outstanding on December 31, 1997. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166. As of December 31, 1997, there were 510,000 shares of Redeemable Convertible Preferred Stock issued and outstanding and no Redeemable Convertible Preferred Stock issued and outstanding at March 22, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

      In April, 1999, the Company acquired a private company, Multi- Source Capital Ltd. ("MSC"), a Colorado corporation, by issuing 4,247,754 (post-split) shares of its common stock to MSC's shareholders in exchange for the transfer of assets worth approximately $530,000. As part of this transaction, the two of the Company's former officers and directors resigned and a new slate of officers and directors were elected and appointed. As part of this acquisition, the shareholders of the Company approved a 200-for-1 stock split and the name of the Company was changed to Stein's Holdings, Inc. At this time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is unlikely that the Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company.

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

      Financial Statements.
      Financial Data Schedule

      (C)   Reports filed on Form 8-K.

      There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1997.

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


March 31, 2000                            STEIN'S HOLDINGS, INC.


                                          /s/ Shahram Khial, Ph.D.
                                          ----------------------------------
                                          Shahram Khial, President, Director


                                          /s/ Rex A. Morden
                                          ----------------------------------
                                          Rex A. Morden, CFO, Director


                                          /s/ Christopher Burnell
                                          ----------------------------------
                                          Christopher Burnell, COO, Director

                          TELEMALL COMMUNICATIONS, INC.
                         (FORMERLY VEGAS VENTURES, INC.)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

Accountant's Report

Financial Statements

     Balance Sheet - Assets ................................................   1

         Balance Sheet - Liabilities and
         Stockholders' Equity ..............................................   2

         Statement of Operations ...........................................   3

         Statement of Stockholders' Equity .................................   4

         Statement of Cash Flows ...........................................   8

Notes to the Financial Statements ..........................................   9

                               Henry Schiffer, CPA
                           A Professional Corporation
                       315 South Beverly Drive, Suite 302
                             Beverly Hills, CA 90212
                      Phone: 310.286.6830 Fax: 310.286.6840

                               ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of TeleMall Communications, Inc.

I have audited the accompanying balance sheet of TeleMall Communications, Inc., (formerly Vegas Ventures, Inc.), a development stage company as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


Henry Schiffer, C.P.A.
Beverly Hills, California
October 4, 1999

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEET

                                     ASSETS

Current Assets                     December 31, 1997          December 31, 1996
--------------                     -----------------          -----------------

Aristocrat Mutual Fund (Note 8)            500,000                     500,000
Inventory (Notes 1 and 7)                3,101,061                   3,101,061
      0

Total Current Assets                     3,601,061                   3,601,061
                                        ----------                   ---------
Investment in Stock (Note 5)                     0                           0
                                        ----------                   ---------

Other Assets

Aristocrat Mutual Fund (Note 8)          1,500,000                   1,500,000


Total Assets                             5,101,061                   5,101,061
                                        ----------                   ---------

                     The accompanying notes are an integral
                       part of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                     December 31, 1997     December 31,1996
-------------------                     ------------------    ----------------

Accounts Payable                                290,687              290,687
Notes Payable (Note 9)                           41,000               41,000


Total Current Liabilities                       331,687              331,687
                                             ----------           ----------

Stockholders' Equity

Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued
and outstanding 8,875,105 shares at
December 31, 1997 and December 31, 1996           8,875                8,875
Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding 510,000 shares at
December 31, 1997 and 1996                    5,100,000            5,100,000
Paid in capital (Note 2)                      1,167,885            1,167,885
Deficit accumulated during the
Development stage                            (1,507,386)          (1,507,386)
                                             ----------           ----------
Total Stockholders' Equity (Deficit)          4,769,374            4,769,374
                                             ----------           ----------

Total Liabilities and
Stockholders' Equity                          5,101,061            5,101,061
                                             ----------           ----------

                     The accompanying notes are an integral
                       part of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                INCOME STATEMENT

                                                   December 31,    December 31,
                                                       1997            1996
                                                     --------       --------

Revenues                                                    0        177,743
Forgiveness of indebtedness                                 0        256,165
Forgiveness of secured indebtedness                         0         19,797

                                                     --------       --------

Total Income                                                0        453,705

Expenses

Selling, general and
Administrative expenses                                     0        561,494
Repossession of various assets
by landlord for past due rent                               0        173,623
                                                     --------       --------

Total Expenses                                              0        735,117

                                                     --------       --------

Net (Loss) for the period                                   0       (281,412)
                                                     --------       --------

Net (Loss) per share                                 $   0.00       $  (0.04)
                                                     ========       ========

                     The accompanying notes are an integral
                       part of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         INCEPTION TO DECEMBER 31, 1997

                                                                  Deficit
                                                                Accumulated
                            Common Stock                        During the       Total
                        --------------------        Paid in     Development   Stockholders'
                        Issued        Amount        Capital        Stage      Equity(Deficit)
                        ------        ------        -------     -----------    ---------------
Shares of common
stock issued
in November 1986
in exchange for
cash ($.08 per
share):
Officers and
directors                75,000            75         5,925             --          6,000
Related
parties                   5,000             5           395             --            400
Net loss for
period                       --            --            --           (163)          (163)
                       --------      --------      --------       --------       --------
Balance at
December 31,
1986                     80,000            80         6,320           (163)         6,237
Shares of common
Stock issued in
public stock
offering at $1.00
per share in
September 1987
(net of offering
costs of
$66,512)                201,000           201       134,287             --        134,488
Shares of common
Stock issued in
October 1987
for services in
connection with
public stock
offering                750,000           750          (750)            --             --
Net Loss for
the year                     --            --            --         (3,128)        (3,128)
                       --------      --------      --------       --------       --------

                     The accompanying notes are an integral
                       part of these financial statements.

Balance at
December 31,
1987               1,031,000          1,031        139,857          (3,291)        137,597
Net Loss for
the year                  --             --             --        (137,557)       (137,557)
                   ---------      ---------      ---------       ---------       ---------
Balance at
December 31,
1988               1,031,000          1,031        139,857        (140,848)             40
Shares of
common stock
issued in
April 1989
for cash $.22
per share)            45,000             45          9,955              --          10,000
Shares of
common stock
issued in
July 1989 for
services             760,000            760           (760)             --              --
Net Loss for
the year                  --             --             --          (9,745)         (9,745)
                   ---------      ---------      ---------       ---------       ---------
Balance at
December 31,
1989               1,836,000          1,836        149,052        (150,596)            292
Shares of
common stock
issued in
January 1990
for services       3,155,000          3,155         (3,155)             --              --
Net Loss for
the year                  --             --             --            (500)           (500)
                   ---------      ---------      ---------       ---------       ---------
Balance at
December 31,
1990               4,991,000          4,991        145,897        (151,096)           (208)
Net Loss for
the year                  --             --             --          (4,363)         (4,363)
                   ---------      ---------      ---------       ---------       ---------

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

Shares of common
Stock issued
October 1,
1995 in exchange
for services             1,850,000           1,850          (1,850)              --               --
Net Loss for
the year                        --              --              --                0                0
                        ----------      ----------      ----------       ----------       ----------
Balance at
December 31,
1995                    14,961,000          14,961       2,789,722       (1,225,974)       1,578,709
Balance at
December 31,
1995                    14,961,000          14,961       2,789,922       (1,225,974)       1,578,709

                     The accompanying notes are an integral
                       part of these financial statements.

Return of
Company shares
In exchange for
Investment shares
distributed to
shareholders           (6,400,000)          (6,400)                                      (1,573,600)             --      (1,580,000)
                       ----------       ----------                                       ----------      ----------      ----------
                        8,561,000            8,561                                        1,216,122      (1,225,974)         (1,291)

Reverse 10
for 1 split            (7,704,900)          (7,705)                                           7,705              --              --
                       ----------       ----------                                       ----------      ----------      ----------
                          856,100              856                                        1,223,827      (1,225,974)         (1,291)
Issuance of
common stock
for
acquisition
of TeleMall
Network,
Inc.                    2,933,000            2,933                                          (55,942)             --         (53,009)
Issuance of
Common Stock
For cash                5,086,005            5,086                                               --              --           5,086
Preferred
stock issued
by TeleMall
Network,
Inc.                                                        510,000       5,100,000                                       5,100,000
Net Loss
for the year                                                                                               (281,412)       (281,412)
                       ----------       ----------       ----------      ----------      ----------      ----------      ----------
Balance,
Dec. 31,
1996                    8,875,105            8,875          510,000       5,100,000       1,167,885      (1,507,386)      4,769,374
Net profit to
Dec 31, 1997                   --               --               --              --              --              --              --
                       ----------       ----------       ----------      ----------      ----------      ----------      ----------
Balance,
Dec 31,
1997                    8,875,105            8,875          510,000       5,100,000       1,167,885      (1,507,386)      4,769,374

                     The accompanying notes are an integral
                       part of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                               Year Ended
                                                              December 31,
                                                     ---------------------------
                                                        1997            1996
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                    0        (281,412)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities
     (Increase) in inventory                                  0      (3,101,061)
    (Increase) in accounts payable                            0         289,396
     (Increase) in distribution costs                         0         (79,440)
                                                     ----------      ----------


NET CASH (USED) BY OPERATING ACTIVITIES                       0      (3,093,077)
                                                     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES

         Decrease in investment in stock                      0       1,580,000
         (Increase) in mutual fund                            0      (2,000,000)
                                                     ----------      ----------

NET CASH (USED) IN INVESTING ACTIVITIES                       0        (420,000)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in notes payable                   0          41,000
         Issuance of common stock for cash                    0           5,086
         Surrender of common shares for
         investment stock                                     0      (1,580,000)
         Increase in preferred stock                          0       5,100,000
         Issuance of common stock for acquisition
         of TeleMall Network, Inc.                            0         (53,009)
                                                     ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     0       3,513,077
                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH                               0               0

CASH BALANCE, BEGINNING OF PERIOD                             0               0
                                                     ----------      ----------
CASH BALANCE, END OF PERIOD                                   0               0
                                                     ----------      ----------

                     The accompanying notes are an integral
                       part of these financial statements.

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997
                                   (continued)

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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (continued)

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
                                             =======

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (continued)

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
                              ========

                     The accompanying notes are an integral
                       part of these financial statements.