Form 10-Q
period 1999-06-30
STEINS HOLDINGS INC /NV/
filed 2000-04-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from N/A to N/A

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes __X_ No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at June 30, 1999
Common Stock, $.001                      4,365,630 shares
      par value                          ----------------
                                      Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

STEIN'S HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

                             STEIN'S HOLDINGS, INC.
                    (FORMERLY TELEMALL COMMUNICATIONS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

TABLE OF CONTENTS
                                                                    Page No.
                                                                    --------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT...............................  1

FINANCIAL STATEMENTS

    Consolidated Balance Sheet.......................................  2

    Consolidated Statement of Operations.............................  3

    Consolidated Statement of Changes in Stockholders' Equity........  4

    Consolidated Statement of Cash Flows.............................  5 - 6

    Notes to Consolidated Financial Statements.......................  7 - 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.
Woodland Hills, California

We have reviewed the accompanying consolidated balance sheet of Stein's Holdings, Inc. as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Stein's Holdings, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Moffitt & Company, P.C.
Scottsdale, Arizona

March 29, 2000

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                $   214,903
       Trading securities                                                           323,825
       Loans receivable                                                              38,500
       Corporation income tax refund                                                  9,458
       Deferred tax asset                                                            47,000
                                                                                -----------
         TOTAL CURRENT ASSETS                                                                  $  633,686
PROPERTY AND EQUIPMENT                                                                             12,415
                                                                                               ----------
            TOTAL ASSETS                                                                       $  646,101
                                                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Margin account payable                                                   $    14,329
       Accrued liabilities                                                              742
       Note payable                                                                  25,000
       Corporation income taxes payable                                              14,407
                                                                                -----------
            TOTAL CURRENT LIABILITIES                                                          $   54,478
LONG-TERM LIABILITIES
       Deferred income tax payable                                                                  2,098
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                       41,416
STOCKHOLDERS' EQUITY
       Convertible preferred stock
          Authorized 10,000,000 shares, par
            value $10 per share
          Issued and outstanding - 0- shares                                              0
       Common stock
          Authorized 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 4,365,630 shares                                   4,365
       Paid in capital in excess of par value of stock                                          2,500,522
       Retained earnings (deficit)                                               (1,956,778)
                                                                                -----------
            TOTAL STOCKHOLDERS' EQUITY
                                                                                                  548,109
                                                                                               ----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                           $   646,101
                                                                                               ==========

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                    REVENUES
       Realized and unrealized (losses) on trading securities                                   $  (209,899)
       Website design, dividends and interest                                                         5,627
                                                                                                ----------
                  TOTAL REVENUES (DEFICIT)                                                      $  (204,272)

COSTS AND EXPENSES
       General and administrative expenses                                           167,263
       Interest expense                                                                1,532
                                                                                ------------

                  TOTAL COSTS AND EXPENSES                                           168,795
                                                                                ------------

(LOSS) BEFORE INCOME TAXES (REFUND)
   AND MINORITY INTEREST                                                            (373,067)

INCOME TAXES (REFUND)                                                                (47,000)
                                                                                ------------

(LOSS) BEFORE MINORITY INTERESTS                                                    (326,067)

MINORITY INTEREST IN (LOSS) OF SUBSIDIARIES                                            4,495
                                                                                ------------

     NET (LOSS)                                                                 $   (321,572)
                                                                                ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted                                                        $       (.18)
                                                                                ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES
       Basic and diluted                                                           1,524,626
                                                                                ============

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                                   Convertible Preferred Stock            Common Stock
                                                    -------------------------            ------------
                                                      Shares        Amount         Shares          Amount
                                                    ----------   ------------    ------------    -----------
BALANCE, JANUARY 1, 1999                               510,000   $  5,100,000        8,875,105   $     8,875

CANCELLATION OF PREFERRED
     STOCK                                            (510,000)    (5,100,000)               0             0

ISSUANCE OF COMMON STOCK
     FOR SERVICES, AT PAR VALUE                              0              0       12,500,000        12,500
                                                    ----------   ------------    -------------  ------------

            SUBTOTAL                                         0              0       21,375,105        21,375

200-TO-1 REVERSE STOCK SPLIT
     (NO CHANGE IN PAR VALUE)                                0              0          106,876       (21,269)

PRIVATE PLACEMENT OF STOCK
     THROUGH SUBSIDIARY
     COMPANIES                                               0              0                0             0

MERGER WITH 20/20 WEB
     DESIGN, INC.                                            0              0                0             0

ISSUANCE OF COMMON STOCK
     FOR MERGER OF MULTI-
     SOURCE CAPITAL LTD.                                     0              0        4,247,754         4,248

ISSUANCE OF COMMON STOCK
     FOR
        CASH                                                 0              0            5,000             5
        RENT                                                 0              0            4,000             4
        ACCOUNTS PAYABLE                                     0              0            2,000             2

TRANSFER OF DEFICIT
     ACCUMULATED DURING
     DEVELOPMENT STAGE TO
     RETAINED EARNINGS                                       0              0                0             0

NET (LOSS) FOR THE SIX MONTHS
     ENDED JUNE 30, 1999                                     0              0                0             0
                                                    ----------   ------------    -------------  ------------

BALANCE, JUNE 30, 1999                                       0   $          0        4,365,630  $      4,365
                                                    ==========   ============    =============  ============

                                              Deficit
            Paid in                         Accumulated
          Capital in         Retained         During
          Excess of          Earnings       Development
          Par Value         (Deficit)          Stage
         ----------       -----------       ------------
         $1,167,885       $         0       $( 1,507,386)
            290,687                 0                  0
                  0                 0                  0
         ----------       -----------       ------------

          1,458,572                 0        ( 1,507,386)
             21,269                 0                  0
            227,140                 0                  0
            177,566           (94,180)                 0
            560,986           (33,640)                 0
             24,995                 0                  0
             19,996                 0                  0
              9,998                 0                  0
                  0        (1,507,386)         1,507,386
                  0          (321,572)                 0
         ----------       -----------       ------------
         $2,500,522       $(1,956,778)      $          0
         ==========       ===========       ============

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                               $(321,572)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Depreciation and amortization                      $   1,196
             Minority interest in (loss) of subsidiary             (4,495)
             Common stock issued for services                      20,000
       Increases (decreases) in:
             Trading securities                                   386,888
             Corporation income tax refund                         (9,458)
             Deferred tax assets                                  (47,000)
             Accounts payable                                     (32,020)
             Accrued liabilities                                     (455)
                                                                ---------

          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                            (6,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                         (7,469)
       Increase in loans receivable                               (38,500)
                                                                ---------

          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                           (45,969)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing on margin account                                (25,839)
       Proceeds from issuance of common stock                     252,140
                                                                ---------

          NET CASH FLOWS PROVIDED BY
             FINANCING ACTIVITIES                                 226,301
                                                                ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                    173,416
CASH AND CASH EQUIVALENTS,
   JANUARY 1, 1999                                                 41,487
                                                                ---------

CASH AND CASH EQUIVALENTS,
    JUNE 30, 1999                                               $ 214,903
                                                                =========

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
                          SUPPLEMENTARY DISCLOSURE OF
                              CASH FLOW INFORMATION

       Interest paid                                              $    1,532
                                                                  ==========

       Taxes paid                                                 $        0
                                                                  ==========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for rent and accounts payable     $   20,000
                                                                  ==========

       Cancellation of preferred stock                            $  290,687
                                                                  ==========

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization

            Stein's Holdings, Inc., a Nevada corporation, was incorporated on November 3, 1986. The company was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. The company was a development stage company until 1999, when it acquired the following companies and became an active company:

            Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

            20/20 Web Design, Inc. - The company acquired 80% ownership in this company in March 1999.

            Nature of Business

            Stein's Holdings, Inc. main activities and sources of income are derived from daily trading in the stock and commodities markets.

            20/20 Web Design, Inc. is in the business of developing website designs and managing and acquiring subsidiary companies.

            Principles of Consolidation

            The consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc.

            All material inter-company accounts and transactions have been eliminated.

            Methods of Accounting

            All of the companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc.'s method of accounting for trading securities requires that sales of securities be recorded on the "trade date" for the stock transaction.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Trading Securities

            The company has adopted Statement of Financial Accounting Standards No. 115. This statement requires that trading securities be recorded as follows:

                  A. Balance sheet - recorded at fair market value as a current asset.

                  B. Unrealized holding gains and losses - included in the statement of income as current earnings.

                  C. Dividends and interest income - included in the statement of income as current earnings.

                  D. Cash flows from purchase, sales, and maturities of trading securities shall be classified as cash flows from operating activities.

            Cash and Cash Equivalents

            For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Property and Equipment

            Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

            The company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                        Computer hardware         5 years
                        Computer software         3 years

            Accounting Estimates

            Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Income Taxes

            Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

            Compensated Absences

            Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences and, accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

            Net Loss Per Share

            The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 3      PROPERTY AND EQUIPMENT
            Property and equipment consist of the following:

                  Computer hardware                                                       $ 10,841
                  Computer software                                                         4,785
                                                                                       ---------

                                                                                           15,626
                        Less accumulated depreciation                                       3,211
                                                                                       ---------
                               Total property and equipment                               $12,415
                                                                                       ==========

            The depreciation expense for the six months ended June 30, 1999 is $170.

NOTE 4      NOTE PAYABLE
            The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 5      INCOME TAXES
           (Loss) from operations before income taxes                                  $(373,068)
                                                                                       ---------
           The provision for income taxes is estimated as follows:
                 Currently payable                                                     $       0
                 Deferred payable                                                      $       0
                 Deferred tax asset                                                    $  47,000
                           Estimated refund                                            $  47,000
                                                                                       ---------

           A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:
                 Tax refund at U.S. Federal statutory income
                 tax rate                                                              $  47,000
                                                                                       ---------
           Deferred income tax asset and liabilities reflect the
           impact of temporary differences between amounts
           of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured
           by tax laws.
                 The net deferred liability is:                                        $    2,098
                                                                                       ---------
                 The net deferred tax asset is:                                        $   47,000
                                                                                       ==========

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5     INCOME TAXES (CONTINUED)
           Temporary differences that give use to deferred tax assets and liabilities included the following:
                                                                                 Deferred Tax
                                                                           ----------------------
                                                                           Assets     Liabilities
                                                                           -------    -----------

                 Net operating loss                                        $93,000     $        0
                 Property and equipment related                                  0          2,098
                                                                           -------     ----------
                                                                            93,000          2,098

                 Less valuation allowance                                   46,000              0
                                                                           -------     ----------

                      Total deferred taxes                                 $47,000     $    2,098
                                                                           -------     ----------

                 Balance, January 1, 1999                                              $  495,121
                 Less adjustments due to merger                                           (63,876)
                 Current year reduction due to managements' estimate
                   of future profits due to mergers and new subsidiary                   (385,245)
                                                                                       ----------
                      Balance, June 30, 1999                                           $   46,000
                                                                                       ==========

NOTE 6     TAX CARRYFORWARDS
           The corporations have the following net operating loss carryforwards:

                               Amount      Expiration Date
                             ---------     ---------------
                             $     163          2001
                                 3,128          2002
                                17,910          2003
                                 9,297          2004
                                   500          2005
                                 4,363          2006
                                59,049          2007
                               281,412          2011
                                94,200          2018
                               373,067          2019
                             --------

                             $ 843,089
                             =========

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 7      CONVERTIBLE PREFERRED STOCK
            The company canceled the outstanding preferred stock in exchange for the mutual funds and inventory that the company owned at December 31, 1998.

NOTE 8      CONVERTIBLE PREFERRED STOCK PREFERENCES
            No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9      INTEREST
            The company incurred interest expense for the six months ended June 30, 1999 of $1,532.

NOTE 10     RENT
            The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the six months ended June 30, 1999 was $20,000.

NOTE 11 ACQUISITION OF 20/20 WEB DESIGN, INC. On March 30, 1999, Trump Oil Corporation completed a merger with 20/20 Web Design, Inc. by exchanging 8,620,000 shares of section 144 restricted common stock for 100% of the outstanding shares of 20/20 Design, Inc.

            The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

                        Increase in common stock
                           8,620,000 shares @ .001(cent)par value       $ 8,620
                        Decrease in paid-in capital                       8,620

            After the merger, the company changed its name to 20/20 Web Design, Inc.

            The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

                        Net sales
                           Trump Oil Corporation                       $ 2,500
                           20/20 Web Design, Inc.                            0

                        Net (loss)
                           Trump Oil Corporation                        (20,000)
                           20/20 Web Design, Inc.                             0

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 11 ACQUISITION OF 20/20 WEB DESIGN, INC. (CONTINUED) There were no material transactions between Trump Oil Corporation and 20/20 Web Design, Inc. prior to the merger. The effects of conforming 20/20 Web Design, Inc.'s accounting policies to those of Trump Oil Corporation were not material.

            After the merger, 20/20 Web Design, Inc. became an 80% subsidiary of Stein's Holdings, Inc.

NOTE 12 BUSINESS COMBINATION - MULTI-SOURCE CAPITAL LTD. In May 1999, the company completed a merger with Multi-Source Capital Ltd. by exchanging 4,247,754 shares of Section 144 restricted common stock for 100% of the outstanding shares of Multi-Source Capital Ltd.

            The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

            Book value of net assets received of $531,594 for 4,247,754 shares of .001(cent) par value shares.

            The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

                                           Stein's             Multi-Source
                                        Holdings, Inc.         Capital Ltd.
                                        --------------         ------------
                        Net sales            $   0              $(203,741)

                        Net (loss)               0                278,596

            There were no material transactions between the companies prior to the merger. The effects of conforming Multi-Source Capital Ltd.'s accounting policies to those of Stein's Holdings, Inc. were not material.

NOTE 13     SEGMENT REPORTING
            The company has two reportable segments:

            Stein's Holdings, Inc. - Trading securities.
                20/20 Web Design, Inc. - Web design and management of subsidiary company operations. The company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All inter company transactions between segments have been eliminated.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 13     SEGMENT REPORTING (CONTINUED)
            Segment results as of June 30, 1999 are as follows:

                                              Stein's             20/20 Web
                                           Holdings, Inc.        Design, Inc.
                                           -------------        -------------
Net sales                                    $(206,772)          $   2,500
(Loss) from
  operations                                  (303,592)            (22,475)

Assets                                         434,671             211,430

Capital expenditures                            15,626                   0

            A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

Segment (loss) from operations                                        $(326,067)

Consolidated (loss) from operations                                    (326,067)

Segment assets                                                          646,101

Consolidated total assets                                               646,101

NOTE 14     STOCK OPTIONS
            The company does not have any stock options outstanding at June 30, 1999.

NOTE 15     WEB DESIGN CONTRACT
            In December 1998, the company entered into a web-design contract which began in September 1999. As compensation for its services, the company will receive 50% of the net sales profits generated by the Internet web site created by the company.

            The initial term of the contract shall be for two years.

            The company did not realize any income on the contract.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 16     OFF-BALANCE SHEET RISK
            The company has $214,903 deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 17     UNAUDITED FINANCIAL INFORMATION
            The accompanying financial information as of June 30, 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for disclosures that report the Company's historical results, the statements set forth in this section are forward- looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended December 31, 1998 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

      While the Company is attempting to raise the necessary capital to complete its acquisition of the Bakery, the Company has been investing its capital in the stock market as well as conducting its due diligence investigation of the Bakery and investigating other business opportunities that the Company may be interested in acquiring. To date, none of these other business activities have proven to be significantly attractive to the Company.

      As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger. 20/20 Web is in the business of developing and maintaining web sites for other companies. 20/20 Web also has a contract with an online jewelry whereby 20/20 Web will develop and design as well as maintain the online jewelry store for the vendor and will receive fifty percent of the net profits from the online sales generated by the website. As of the date of this report, no revenues have been generated by the online store. The contract expires in December, 2000.

Results of Operations

      The Company realized a net loss of $321,572 from operations for the six month period ended June 30, 1999 compared to no loss for the six month period ended June 30, 1998. For the six month period ended June 30, 1999, the Company had revenues of $(204,272), composed primarily of unrealized losses on the securities it owns. During this period, the Company's subsidiary realized revenue of $5,627 for its website design, dividends and interest, compared to no revenues during the previous year. The subsidiary's revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had no revenue for the six month period ended June 30, 1998. The Company had costs and expenses of $168,795 for the six month period ended June 30, 1999 compared to no costs and expenses for the six month period ended June 30, 1998, when the Company was dormant and had no operations. The Company's expenses consisted of salaries, professional fees and rent expense along with general office expenses. The loss per share for the six month period ended June 30, 1999 was $(.18), compared to no loss for the six month period ended June 30, 1998.

      Th Company's assets at June 30, 1999 were $646,101 compared to $5,101,061 at June 39, 1998. The difference is due to the Company's cancellation of the convertible preferred stock it had issued to certain vendors for artwork, a mutual fund and other assets to which the Company never received title. The cancellation of this convertible preferred stock resulted in those assets no longer appearing as assets of the Company with the resulting change in total assets of the Company. The Company canceled these convertible preferred shares in March, 1999 prior to the acquisition of MSC. The Company's liabilities at June 30, 1999 were $97,992 compared to $331,687 at June 30, 1998. The difference is attributable to the cancellation of debt owed to an officer and director through the issuance of stock in March, 1999 as well as the write-off of certain accounts payable, some through the issuance of stock. The Company's current liabilities at June 30, 1999 consist of a note payable to a shareholder dating from approximately 1996, income taxes owed by MSC and transferred to the Company as part of its acquisition of MSC and an amount the Company owed on its margin account.

      Total shareholder equity was reduced from $4,769,374 at June 30, 1998 to $548,109 at June 30, 1999. This was due to the cancellation of the convertible preferred shares in March, 1999.

Liquidity and Capital Resources

      As of June 30, 1999, the Company has working capital of $579,208 consisting of $633,686 in current assets and $54,478 in current liabilities. The Company had no working capital at June 30, 1998. While the Company has adequate working capital for its current operations, it does not have sufficient capital to complete its proposed acquisition of Stein's Bakery.

      The Company has an agreement to acquire Stein's Bakery in Lewisville, Texas. To complete this acquisition, the Company must raise approximately $1,200,000. To date, the Company has been unable to raise this sum and it appears likely that the merger will not be completed. In the event that the merger is not completed, the Company will seek out other opportunities to acquire an operating business for the Company. The Company has sufficient assets to continue to operate its business at the present time. Effect of Inflation

      Inflation did not have any significant effect on the operations of the Company during the six months ended June 30, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

                            PART II OTHER INFORMATION

Items 1, 3, 4 and 5 are Inapplicable

Item 2.  Changes in Securities and Use of Proceeds

      In April, 1999, the Company sold 6,700 shares of its common stock at $5 per share to affiliates of the Company, which included 4,000 shares sold to the then-president, Randy Sutton and 700 shares to Rex Morden, CFO of the Company. The remaining 2,000 shares were sold to a business partner of Mr. Morden. In May, the Company sold 5,000 shares of its common stock at $5 per share to Mr. Sutton's father-in-law. In June, the Company sold 600 shares of its common stock to Image Jewelers, with whom the Company's subsidiary, 20/20 Web Design, Inc. has a contract to design, develop and maintain an online jewelry store. The Company relied on Section 4(2) of the Securities Act of 1933, for these transactions as transactions not involving a public offering. The shares were restricted shares and all the investors represented and warranted that they were acquiring the shares for investment purposes, not with a view to resale or distribution. The Company used the proceeds to fund its operations.

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

                                 Stein's Holdings, Inc. f.k.a.
                                 Telemall Communications, Inc.

Date March 31, 2000              /s/Shahram Khial
                                 ---------------------------------
                                 Shahram Khial, Ph.D., CEO

                                 /s/Rex Morden
                                 ---------------------------------
                                 Rex Morden, Chief Financial
                                 Officer