Form 10-Q
period 1999-09-30
STEINS HOLDINGS INC /NV/
filed 2000-04-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Class                        Outstanding at June 30, 1999
Common Stock, $.001                       4,365,630 shares
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

STEIN'S HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

                             STEIN'S HOLDINGS, INC.
                    (FORMERLY TELEMALL COMMUNICATIONS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................          1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet.................................          2

       Consolidated Statement of Operations.......................          3

       Consolidated Statement of Changes in Stockholders' Equity..          4

       Consolidated Statement of Cash Flows.......................        5 - 6

       Notes to Consolidated Financial Statements.................        7 - 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.
Woodland Hills, California

We have reviewed the accompanying consolidated balance sheet of Stein's Holdings, Inc. as of September 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Stein's Holdings, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

March 29, 2000

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $   204,052
    Trading securities                                        428,596
    Loans receivable                                           38,500
    Corporation income tax refund                               9,458
    Deferred tax asset                                         42,000
                                                          -----------
         TOTAL CURRENT ASSETS                                            $   722,606
PROPERTY AND EQUIPMENT                                                        12,245
                                                                         -----------

         TOTAL ASSETS                                                    $   734,851
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                      $       388
    Note payable                                               25,000
    Corporation income taxes payable                           14,407
                                                          -----------

         TOTAL CURRENT LIABILITIES                                       $    39,795

LONG-TERM LIABILITIES
    Deferred income tax payable                                                2,098

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                  39,887

STOCKHOLDERS' EQUITY
    Convertible preferred stock
       Authorized 10,000,000 shares, par
         value $10 per share
       Issued and outstanding - 0- shares                           0
    Common stock
       Authorized 50,000,000 shares, par
         value $.001 per share
       Issued and outstanding - 4,379,230 shares                4,379
    Paid in capital in excess of par value of stock                        2,568,508
    Retained earnings (deficit)                            (1,919,816)
                                                          -----------

         TOTAL STOCKHOLDERS' EQUITY                                          653,071
                                                                         -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                        $   734,851
                                                                         ===========

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

REVENUES
   Realized and unrealized (loss) on trading securities   $   (98,677)
   Website design, dividends and interest                       5,627
                                                          -----------
         TOTAL REVENUES (DEFICIT)                                        $   (93,050)

COSTS AND EXPENSES
    General and administrative expenses                       238,053
    Interexpense                                                1,532
                                                          -----------
         TOTAL COSTS AND EXPENSES                                            239,585
                                                                         -----------

(LOSS) BEFORE INCOME TAXES (REFUND)
  AND MINORITY INTEREST                                                     (332,635)

INCOME TAXES (REFUND)                                                        (42,000)
                                                                         -----------

(LOSS) BEFORE MINORITY INTERESTS                                            (290,635)

MINORITY INTEREST IN (LOSS) OF SUBSIDIARIES                                    6,025
                                                                         -----------

    NET (LOSS)                                                           $  (284,610)
                                                                         ===========

NET (LOSS) PER COMMON SHARE

    Basic and diluted                                                    $      (.11)
                                                                         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES

    Basic and diluted                                                      2,478,605
                                                                         ===========

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                                                                                          Deficit
                                                                                              Paid in                   Accumulated
                                 Convertible Preferred Stock         Common Stock           Capital in     Retained       During
                                 ---------------------------   -------------------------     Excess of     Earnings     Development
                                    Shares         Amount         Shares        Amount       Par Value     (Deficit)       Stage
                                 -----------    ------------   -----------   -----------    -----------   -----------   -----------
BALANCE, JANUARY 1, 1999             510,000    $ 5,100,000      8,875,105   $     8,875    $ 1,167,885   $         0   $(1,507,386)

CANCELLATION OF PREFERRED
  STOCK                             (510,000)    (5,100,000)             0             0        290,687             0             0

ISSUANCE OF COMMON STOCK
  FOR SERVICES, AT PAR VALUE               0              0     12,500,000        12,500              0             0             0
                                 -----------    -----------    -----------   -----------    -----------   -----------   -----------

    SUBTOTAL                               0              0     21,375,105        21,375      1,458,572             0    (1,507,386)
                                                               ===========

200-TO-1 REVERSE STOCK SPLIT
  (NO CHANGE IN PAR VALUE)                 0              0        106,876       (21,269)        21,269             0             0

PRIVATE PLACEMENT OF STOCK
  THROUGH SUBSIDIARY
  COMPANIES                                0              0              0             0        227,140             0             0

MERGER WITH 20/20 WEB
  DESIGN, INC                              0              0              0             0        177,566       (94,180)            0

ISSUANCE OF COMMON STOCK
  FOR MERGER OF MULTI-
  SOURCE CAPITAL LTD                       0              0      4,247,754         4,248        560,986       (33,640)            0

ISSUANCE OF COMMON STOCK
  FOR
    CASH                                   0              0         18,600            19         92,981             0             0
    RENT                                   0              0          4,000             4         19,996             0             0
    ACCOUNTS PAYABLE                       0              0          2,000             2          9,998             0             0

TRANSFER OF DEFICIT
  ACCUMULATED DURING
  DEVELOPMENT STAGE TO
  RETAINED EARNINGS                        0              0              0             0              0    (1,507,386)    1,507,386

NET (LOSS) FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1999                 0              0              0             0              0      (284,610)            0
                                 -----------    -----------    -----------   -----------    -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 1999                0    $         0      4,379,230   $     4,379    $ 2,568,508   $(1,919,816)  $         0
                                 ===========    ===========    ===========   ===========    ===========   ===========   ===========

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                            $(284,610)
   Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
         Depreciation and amortization                                    1,366
         Minority interest in (loss) of subsidiary                       (6,025)
         Common stock issued for services                   20,000
   Increases (decreases) in:
         Trading securities                                263,202
         Corporation income tax refund                                    9,458
         Deferred tax assets                               (42,000)
         Accounts payable                                  (31,632)
         Accrued liabilities                                (1,197)
                                                         ---------

      NET CASH FLOWS (USED) BY OPERATING
         ACTIVITIES                                                   $ (71,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (7,469)
   Increase in loans receivable                            (38,500)
                                                         ---------

      NET CASH FLOWS (USED) BY INVESTING
         ACTIVITIES                                                     (45,969)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on margin account                            (40,168)
   Proceeds from issuance of common stock                  320,140
                                                         ---------

      NET CASH FLOWS PROVIDED BY
         FINANCING ACTIVITIES                                           279,972
                                                                      ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                          162,565
CASH AND CASH EQUIVALENTS,
   JANUARY 1, 1999                                                       41,487
                                                                      ---------

CASH AND CASH EQUIVALENTS,
    SEPTEMBER 30, 1999                                                $ 204,052
                                                                      =========

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                    $  1,532
                                                                        ========

       Taxes paid                                                       $      0
                                                                        ========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for rent and accounts payable           $ 20,000
                                                                        ========

       Cancellation of preferred stock                                  $290,687
                                                                        ========

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:
         Computer hardware                                      $  10,841
         Computer software                                          4,785
                                                                ---------

                                                                   15,626
           Less accumulated depreciation                            3,381
                                                                ---------

              Total property and equipment                      $  12,245
                                                                =========

NOTE 4 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 5 INCOME TAXES

      (Loss) from operations before income taxes                $(332,635)
                                                                ---------

      The provision for income taxes is estimated as follows:
            Currently payable                                   $       0
                                                                ---------
            Deferred payable                                    $       0
                                                                ---------
            Deferred tax asset                                  $  42,000
                                                                ---------

                Estimated refund                                $  42,000
                                                                =========

      A reconciliation of the provision for income taxes
      compared with the amounts at the U.S. Federal statutory
      rate was as follows:
            Tax refund at U.S. Federal statutory income
            tax rate                                            $  42,000
                                                                =========

      Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and leabilities as measured by tax laws

            The net deferred liability is:                      $   2,098
                                                                =========
            The net deferred tax asset is:                      $  42,000
                                                                =========

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 5 INCOME TAXES (CONTINUED)

      Temporary differences that give use to deferred tax assets and liabilities included the following:

                                                                   Deferred Tax
                                                              ---------------------
                                                                Assets   Liabilities
                                                              ---------  ----------
      Net operating loss                                      $  83,000   $       0
      Property and equipment related                                  0       2,098
                                                              ---------   ---------
                                                                 83,000       2,098

      Less valuation allowance                                   41,000           0
                                                              ---------   ---------

           Total deferred taxes                               $  42,000   $   2,098
                                                              =========   =========

      Balance, January 1, 1999                                            $ 495,121
      Less adjustments due to merger                                        (63,876)
      Current year reduction due to managements' estimate
        of future profits due to mergers and new subsidiary                (390,245)
                                                                          ---------

           Balance, September 30, 1999                                    $  41,000
                                                                          =========

NOTE 6 TAX CARRYFORWARDS

      The corporations have the following net operating loss carryforwards:

                               Amount       Expiration Date
                               ------       ---------------

                             $      163          2001
                                  3,128          2002
                                 17,910          2003
                                  9,297          2004
                                    500          2005
                                  4,363          2006
                                 59,049          2007
                                281,412          2011
                                 94,200          2018
                                332,635          2019
                             ----------

                             $  802,657
                             ==========

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 7 CONVERTIBLE PREFERRED STOCK

      The company canceled the outstanding preferred stock in exchange for the mutual funds and inventory that the company owned at December 31, 1998.

NOTE 8 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9 INTEREST

      The company incurred interest expense for the nine months ended September 30, 1999 of $1,532.

NOTE 10 RENT

      The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the nine months ended September 30, 1999 was $20,000.

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

      The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

               Increase in common stock
                  8,620,000 shares @ .001(cent)par value                $8,620
               Decrease in paid-in capital                               8,620

      After the merger, the company changed its name to 20/20 Web Design, Inc.

      The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

               Net sales
                  Trump Oil Corporation                               $  2,500
                  20/20 Web Design, Inc.                                     0

               Net (loss)
                  Trump Oil Corporation                                (20,000)
                  20/20 Web Design, Inc.                                     0

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

      The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

      Book value of net assets received of $531,594 for 4,247,754 shares of .001(cent)par value shares.

      The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

                                      Stein's          Multi-Source
                                   Holdings, Inc.      Capital Ltd.
                                   --------------      ------------

                 Net sales          $          0       $  ( 203,741)

                 Net (loss)                    0            278,596

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

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 13 SEGMENT REPORTING (CONTINUED)

      Segment results as of September 30, 1999 are as follows:

                                        Stein's        20/20 Web
                                     Holdings, Inc.   Design, Inc
                                     --------------   -----------

               Net sales                $(101,177)     $   2,500

               (Loss) from
                 operations              (225,078)       (30,120)

               Assets                     531,066        203,785

               Capital expenditures        15,626              0

           A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

               Segment (loss) from operations          $(284,610)

               Consolidated (loss) from operations      (284,610)

               Segment assets                            734,851

               Consolidated total assets                 734,851

NOTE 14 STOCK OPTIONS

      The company does not have any stock options outstanding at September 30, 1999.

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

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 16 OFF-BALANCE SHEET RISK

      The company has $203,785 deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 17 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of September 30, 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

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

      The Registrant, formerly known as Vegas Ventures, Inc. and Telemall Communications, Inc., acquired 100% of TeleMall Network, Inc. in June, 1996, pursuant to which the Registrant's name was changed to TeleMall Communications, Inc. The Registrant was not successful in raising the capital to completely and fully fund its proposed operations and in March, 1997, laid off its employees and closed its offices. From that time until Spring, 1999, the Company was dormant.

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

Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is doubtful as to whether or not Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company. Also in September, 1999, the Company lent $38,500 to the Bakery for the purchase of certain equipment. The Bakery has agreed to make payments of interest only until September, 2000 when all accrued interest and unpaid principal are due.

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

Results of Operations

      The Company realized a net loss of $284,610 from operations for the nine month period ended September 30, 1999 compared to no loss for the nine month period ended September 30, 1998. For the nine month period ended September 30, 1999, the Company had revenues of $(93,050), composed primarily of unrealized losses on the securities it owns. During this period, the Company's subsidiary realized revenue of $5,627 for its website design, dividends and interest, compared to no revenues during the previous year. The subsidiary's revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had no revenue for the nine month period ended September 30, 1998. The Company had costs and expenses of $239,585 for the nine month period ended September 30, 1999 compared to no costs and expenses for the nine month period ended September 30, 1998, when the Company was dormant and had no operations. The Company's expenses consisted of salaries, professional fees and rent expense along with general office expenses. The loss per share for the nine month period September 30, 1999 was $(.11), compared to no loss for the nine month period ended September 30, 1998.

      Th Company's assets at September 30, 1999 were $734,851 compared to $5,101,061 at September 30, 1998. The difference is due to the Company's cancellation of the convertible preferred stock it had issued to certain vendors for artwork, a mutual fund and other assets to which the Company never received title. The cancellation of this convertible preferred stock resulted in those assets no longer appearing as assets of the Company with the resulting change in total assets of the Company. The Company canceled these convertible preferred shares in March, 1999 prior to the acquisition of MSC. The Company's liabilities at September 30, 1999 were $81,780 compared to $331,687 at September 30, 1998. The difference is attributable to the cancellation of debt owed to an officer and director through the issuance of stock in March, 1999 as well as the write-off of certain accounts payable, some through the issuance of stock. The Company's current liabilities at September 30, 1999 consist of a note payable to a shareholder in dating from approximately 1996 and income taxes owed by MSC and transferred to the Company as part of its acquisition of MSC.

      Total shareholder equity was reduced from $4,769,374 at September 30, 1998 to $653,071 at September 30, 1999. This was due to the cancellation of the convertible preferred shares in March, 1999.

Liquidity and Capital Resources

      As of September 30, 1999, the Company has working capital of $682,811 consisting of $722,606 in current assets and $39,795 in current liabilities. The Company had no working capital at September 30, 1998. While the Company has adequate working capital for its current operations, it does not have sufficient capital to complete its proposed acquisition of Stein's Bakery.

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

Effect of Inflation

      Inflation did not have any significant effect on the operations of the Company during the nine months ended September 30, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

                            PART II OTHER INFORMATION

Items 1, 3, 4 and 5 are Inapplicable

Item 2. Changes in Securities and Use of Proceeds

      In July, 1999, the Company sold 11,440 shares of its common stock at $5 per share to current shareholders of the Company. The Company relied on Section 4(2) of the Securities Act of 1933, for these transactions as transactions not involving a public offering. The shares were restricted shares and all the investors represented and warranted that they were acquiring the shares for investment purposes, not with a view to resale or distribution. The Company used the proceeds to fund its operations.

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

                                              Stein's Holdings, Inc. f.k.a.
                                              TeleMall Communications, Inc.


Date March 31, 2000                            /s/ Shahram Khial
                                              ---------------------------------
                                              Shahram Khial, Ph.D., CEO


                                              /s/ Rex Morden
                                              ---------------------------------
                                              Rex Morden, Chief Financial
                                              Officer