Form 10-K405
period 1999-12-31
STEINS HOLDINGS INC /NV/
filed 2000-04-14
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

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

             21800 Oxnard Street Suite 440, Woodland Hills CA 91367
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code: (818) 598-6780

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: None.

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |X|

      Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 1999 were 4,401,166. The aggregate number of shares of the voting stock held by non-affiliates on March 22, 2000 was 303,727. The market value of these shares, computed by reference to the market closing price on March 22, 2000 was $1,518,635. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of the issuer's common stock as of March 22, 2000 was 4,401,166.

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

B) Narrative Description of Business

      During 1999, the Company, after acquiring MSC, began hiring employees and rented office space to conduct its operations. The Company also consulted with the Bakery and assisted the Bakery in managing its operations. In 1997 and 1998, the Company was dormant. Since its acquisition of MSC, the Company has been attempting to raise the $1,200,000 necessary to complete its acquisition of the bakery operation in Texas. To date, the Company has been unsuccessful and it is doubtful that the Company will be able to consummate that transaction. At the present time, the Company is investing the capital it does have to fund its operations as it seeks other business opportunities in addition to the acquisition of the Bakery. Management will continue its consideration of opportunities to establish a business for the Company.

      The Company owns 80% of 20/20 Web Design, Inc., a Nevada corporation traded on the Electronic Bulletin Board under "TWEB". 20/20 established a subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation, to engage in business with certain retail convenience stores in Texas through leasing production facilities through the Bakery. 20/20 Web lent $195,000 to Cake Box to fund its acquisition of these contracts from the Bakery. If the transaction is not consummated, the money must be repaid to 20/20 Web. In December, 1999, Cake Box commenced operations, selling 98.%5 of its products to one customer in the Dallas metropolitan area. All of the products that Cake Box sold are purchased from the Bakery. In December, Cake Box had $28,136 in revenues.

      As of December 31, 1999, the Company had one employee who was also an officer of the Corporation.

Item 2. Properties.

      The Company presently shares office space with a related entity and its attorney. The Company's portion of the rent is approximately $1,500 and the lease expires in 2002. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

      The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol

"TELM" and since April, 1999, under the symbol "SNHS." The following table reflects the high and low quarterly bid prices for 1999. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                           High Bid                        Low Bid
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

      As of December 31, 1999, the Company had 4,401,166 shares of its common stock issued and outstanding, of which 303,727 were held by non-affiliates. In March, 1999, the Redeemable Convertible, Preferred Stock was canceled since the Company had not received the assets for which it had issued the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock was never traded on any exchange or trading medium and all the Redeemable Convertible Preferred Shares were restricted shares.

      The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of March 22, 2000.

Item 6. Selected Financial Data.

                             YEARS ENDED DECEMBER 31

--------------------------------------------------------------------------------
                   1995             1996           1997      1998      1999
--------------------------------------------------------------------------------
Net Revenue         0               453,705        0         0         (3,417)
--------------------------------------------------------------------------------
Earnings           (1,011,466)      (281,412)      0         0         (241,339)
(Loss)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Loss         (.077)        nil           0             0            (.055)
per common
share
--------------------------------------------------------------------------------
Current          1,580,000     3,601,061     3,601,061     3,601,061     584,288
Assets
--------------------------------------------------------------------------------
Long term         0               41,000        41,000        41,000     1,428
obligations
--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      During 1999, the Company began operations after two years of being inactive/dormant. The Company appointed new management after its acquisition of MSC and rented office space. The Company has been trying to raise the necessary capital to acquire the Bakery but as of December 31, 1999, it had been unable to raise the required funds. The Company lent $37,500 to the Bakery, whose sole officer and director is Randy Sutton, President of the Company. The Bakery will repay the loan with interest only payments with all interest and unpaid principal due in September, 2000. In addition, the Company's subsidiary, 20/20 Web, lent $195,000 to Stein's Cake Box ("Cake Box"), a Nevada corporation which was formed by 20/20 Web to acquire certain contracts owned by the Bakery. As part of its agreement with the Bakery, 20/20 Web lent $195,000 to Cake Box to help pay for certain construction and capital improvements. If the agreement was not completed, the Bakery and Cake Box remain obligated to repay 20/20 Web the $195,000. The Company and 20/20 Web are presently negotiating the terms of the repayment of this debt.

      For the year ended December 31, 1999, the Company had revenues of $(3,417). This amount is the net of unrealized losses on securities the Company held at that date of ($37,180) plus revenues of $28,136 from sales of bakery products through 20/20 Web (through the Cake Box), $2,500 in web site design revenue from 20/20 Web and $3,127 of interest and dividends.

      For the year ended December 31, 1999, the Company had expenses of $375,119 compared to no expenses at December 31, 1998. The Company's expenses consisted primarily of costs of goods sold totaling $27,264 and general and administrative expenses of $346,3232.

      For the year ended December 31, 1998, the Company had no revenue and no expenses. The Company had no gain or loss for the year ended December 31, 1998 when the Company had no operations and generated no revenue.

      At December 31, 1999, the Company had working capital of $234,320 which consisted of current assets of $584,288 and current liabilities of $349,968. The Company's assets at December 31, 1999 were $1,074,957 which consisted of cash, securities, deferred tax asset, accounts receivable and loans receivable. At December 31, 1998, the Company had assets of $5,101,061 which consisted of artwork and a mutual fund for which the Company had issued convertible, preferred stock. Since the Company never received title to these assets, the Company canceled the convertible, preferred stock in March, 1999 and adjusted its balance sheet accordingly. At December 31, 1999, the Company had current liabilities of $349,968 as compared to $331,687 at December 31, 1998. The Company issued stock in satisfaction of a debt of $41,000 owed to an officer and director in March, 1999 and issued stock in satisfaction of other liabilities of the Company in 1999. The current liabilities of the Company at December 31, 1999 are composed primarily of accounts payable of $312,468 due by Stein's Cake Box, a subsidiary of 20/20 Web, to the Bakery. There is also a note payable to a shareholder of the Company which apparently was incurred in 1996, of which the Company's present management only recently became aware as well as income taxes of $4,949.

      At December 31, 1999, shareholder equity totaled $684,613 compared to shareholder equity of $4,769,374 at December 31, 1998. This decrease in shareholder equity is due primarily to the cancellation of the convertible preferred stock in March, 1999. In 1999, the Company left the development stage. The Company realized a loss of $.055 for each share of common stock outstanding at December 31, 1999 compared to no loss for December 31, 1998. Liquidity and Capital Resources

Liquidity and Capital Resources

      At December 31, 1999, the Company had working capital of $234,320 which consisted of current assets of $584,288 and current liabilities of $349,968. While the Company has adequate working capital for its current operations, it does not have sufficient capital to complete its proposed acquisition of Stein's Bakery.

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

James Smith                  Director                     April 1, 1999 to the
                                                          present

Irving M. Einhorn            Director                     April 1, 1999 to the
                                                          present

Christopher Burnell          Director, COO                April 1, 1999 to the
                                                          present

Shahram Khial                Director, President          March 1, 2000 to the
                                                          present

      In August, 1998, a new board of directors was appointed, comprised of Rex
A. Morden, Thomas Wells and Eric Savage. This Board served until April, 1999 when Messrs. Wells and Savage resigned and were replaced by Randy Sutton, Irving Einhorn, James Smith and Christopher Burnell as part of the acquisition of Multi- Source Capital, Ltd. Mr. Sutton was appointed CEO, Mr. Morden was appointed CFO and Mr. Burnell was appointed COO. In February, 2000, Mr. Sutton resigned and was replaced by Shahram Khial, Ph.D. as Director and President.

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

Item 11. Executive Compensation.

      During fiscal 1999, and as of the date of the filing of this report, the following officers were paid the compensation as noted below:

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 1999, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                         Position                              Filed Reports
----                         --------                              -------------

Rex Morden                   CFO, Director, Shareholder            Yes
Irving Einhorn               Director                              Yes
Randy Sutton                 CEO, Director                         Yes
Christopher Burnell          COO, Director                         Yes
James Smith                  Director                              Yes
Tisa Capital Corp.           Shareholder                           Yes

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      There were 4,401,166 shares of the Company's common stock issued and outstanding on December 31, 1999. No preferred shares were issued and outstanding at December 31, 1999. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

----------
(1)   Denotes officer and/or director.

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

      In April, 1999, the Company acquired a private company, Multi-Source Capital Ltd. ("MSC"), a Colorado corporation, by issuing 4,247,754 (post-split) shares of its common stock to MSC's shareholders in exchange for the transfer of assets worth approximately $530,000. As part of this transaction, the two of the Company's former officers and directors resigned and a new slate of officers and directors were elected and appointed. As part of this acquisition, the shareholders of the Company approved a 200-for-1 stock split and the name of the Company was changed to Stein's Holdings, Inc. At this time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is unlikely that the Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company. At the time that MSC agreed to acquire the Bakery, Mr. Sutton was not an affiliate of either the Company or MSC. After the acquisition of MSC, Mr. Sutton became a Director and CEO of the Company. He remains sole director and officer of Stein's Bakery and Cake Box.

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

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (A) Financial Statements and Schedules

      The following financial statements and schedules are filed as part of this report:

      Independent Auditors' Report
      Consolidated Balance Sheet
      Consolidated Statement of Operations
      Consolidated Statement of Changes in Stockholders' Equity
      Consolidated Statement of Cash Flows

      Notes to Consolidated Financial Statements

      (B) List of Exhibits

      The following exhibits are filed with this report.

      Financial Statements.
      Financial Data Schedule

      (C) Reports filed on Form 8-K.

      There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1999.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2000                          STEIN'S HOLDINGS, INC.


                                        /s/ Shahram Khial, Ph.D.
                                        ----------------------------------------
                                        Shahram Khial, President, Director


                                        /s/ Rex A. Morden
                                        ----------------------------------------
                                        Rex A. Morden, CFO, Director


                                        /s/ Christopher Burnell
                                        ----------------------------------------
                                        Christopher Burnell, COO, Director

                             STEIN'S HOLDINGS, INC.
                    (FORMERLY TELEMALL COMMUNICATIONS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT ...........................................    1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet ......................................    2

       Consolidated Statement of Operations ............................    3

       Consolidated Statement of Changes in Stockholders' Equity .......    4

       Consolidated Statement of Cash Flows ............................    5-6

       Notes to consolidated Financial Statements ......................    7-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Stein's Holdings, Inc. (A Nevada Corporation) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stein's Holdings, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Moffitt & Company, P.C.
Scottsdale, Arizona

February 4, 2000

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents                         $     3,171
       Trading securities                                    393,887
       Accounts receivable                                    28,136
       Loans receivable
          Related entity                                      37,500
          Other                                                1,000
       Deferred tax asset                                    120,087
       Prepaid insurance                                         507
                                                         -----------
            TOTAL CURRENT ASSETS                                        $   584,288
PROPERTY AND EQUIPMENT                                                      490,669
                                                                        -----------
            TOTAL ASSETS                                                $ 1,074,957
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable
          Trade                                          $     5,394
          Related entity                                     312,468
       Accrued liabilities and payroll taxes                   2,157
       Note payable                                           25,000
       Corporation income taxes payable                        4,949
                                                         -----------
            TOTAL CURRENT LIABILITIES                                   $   349,968

LONG-TERM LIABILITIES
       Deferred income tax payable                                            1,428

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                 38,948

STOCKHOLDERS' EQUITY
       Convertible preferred stock
          Authorized 10,000,000 shares, par
            value $10 per share
          Issued and outstanding - 0- shares                       0
       Common stock
          Authorized 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 4,401,166 shares            4,401
       Paid in capital in excess of par value of stock     2,924,005
       Retained earnings (deficit)                        (2,243,793)
                                                         -----------
            TOTAL STOCKHOLDERS' EQUITY                                      684,613
                                                                        -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                    $ 1,074,957
                                                                        ===========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

REVENUES
       Realized and unrealized gains on trading securities   $   (37,180)
       Sales, bakery products                                     28,136
       Website design                                              2,500
       Dividends, interest and other                               3,127
                                                             -----------
             TOTAL REVENUES (DEFICIT)                                       $    (3,417)

COSTS AND EXPENSES
       Cost of goods sold                                         27,264
       General and administrative expenses                       346,323
       Interest expense                                            1,532
                                                             -----------
             TOTAL COSTS AND EXPENSES                                           375,119
                                                                            -----------

(LOSS) BEFORE INCOME TAXES (REFUND)
   AND MINORITY INTEREST                                                       (378,536)

INCOME TAXES (REFUND)                                                          (130,215)
                                                                            -----------

(LOSS) BEFORE MINORITY INTERESTS                                               (248,321)

MINORITY INTEREST IN (LOSS) OF SUBSIDIARIES                                       6,982
                                                                            -----------

     NET (LOSS)                                                             $  (241,339)
                                                                            ===========

NET (LOSS) PER COMMON SHARE

       Basic and diluted                                                    $     (.055)
                                                                            ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES

       Basic and diluted                                                      4,369,218
                                                                            ===========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                    Convertible Preferred Stock               Common Stock
                                    ----------------------------      ---------------------------
                                       Shares           Amount           Shares          Amount
                                    -----------      -----------      -----------     -----------
BALANCE, JANUARY 1, 1999                510,000      $ 5,100,000        8,875,105     $     8,875

CANCELLATION OF PREFERRED
     STOCK                             (510,000)      (5,100,000)               0               0

ISSUANCE OF COMMON STOCK
     FOR SERVICES, AT PAR VALUE               0                0       12,500,000          12,500
                                    -----------      -----------      -----------     -----------

            SUBTOTAL                          0                0       21,375,105          21,375
                                                                      ===========

200-TO-1 REVERSE STOCK SPLIT
     (NO CHANGE IN PAR VALUE)                 0                0          106,876         (21,269)

PRIVATE PLACE OF STOCK
     THROUGH SUBSIDIARY
     COMPANIES                                0                0                0               0

MERGER WITH 20/20 WEB
     DESIGN, INC                              0                0                0               0

ISSUANCE OF COMMON STOCK
     FOR MERGER OF MULTI-
     SOURCE CAPITAL LTD                       0                0        4,247,754           4,248

ISSUANCE OF COMMON STOCK
     FOR
        CASH                                  0                0           18,610              19
        RENT                                  0                0            4,000               4
        ACCOUNTS PAYABLE                      0                0           13,926              14
        CONSULTING SERVICES                   0                0           10,000              10

TRANSFER OF DEFICIT
     ACCUMULATED DURING
     DEVELOPMENT STAGE TO
     RETAINED EARNINGS                        0                0                0               0

NET (LOSS) FOR THE YEAR
     ENDED DECEMBER 31, 1999                  0                0                0               0
                                    -----------      -----------      -----------     -----------

BALANCE, DECEMBER 31, 1999                    0      $         0        4,401,166     $     4,401
                                    ===========      ===========      ===========     ===========

            See Accompanying Notes and Independent Auditors' Report.

                                                                         Deficit
                                      Paid in                          Accumulated
                                    Capital in        Retained           During
                                     Excess of        Earnings         Development
                                     Par Value        (Deficit)           Stage
                                    -----------      -----------      -----------
BALANCE, JANUARY 1, 1999            $ 1,167,885      $         0      $(1,507,386)

CANCELLATION OF PREFERRED
     STOCK                              290,687                0                0

ISSUANCE OF COMMON STOCK
     FOR SERVICES, AT PAR VALUE               0                0                0
                                    -----------      -----------      -----------

            SUBTOTAL                  1,458,572                0       (1,507,386)


200-TO-1 REVERSE STOCK SPLIT             21,269                0                0
     (NO CHANGE IN PAR VALUE)

PRIVATE PLACE OF STOCK
     THROUGH SUBSIDIARY
     COMPANIES                          227,140                0                0

MERGER WITH 20/20 WEB
     DESIGN, INC                        455,952         (461,428)               0

ISSUANCE OF COMMON STOCK
     FOR MERGER OF MULTI-
     SOURCE CAPITAL LTD                 560,986          (33,640)               0

ISSUANCE OF COMMON STOCK
     FOR
        CASH                             92,981                0                0
        RENT                             19,996                0                0
        ACCOUNTS PAYABLE                 85,129                0                0
        CONSULTING SERVICES               1,980                0                0

TRANSFER OF DEFICIT
     ACCUMULATED DURING
     DEVELOPMENT STAGE TO
     RETAINED EARNINGS                        0       (1,507,386)       1,507,386

NET (LOSS) FOR THE YEAR
     ENDED DECEMBER 31, 1999                  0         (241,339)               0
                                    -----------      -----------      -----------
BALANCE, DECEMBER 31, 1999          $ 2,924,005      $(2,243,793)     $         0
                                    ===========      ===========      ===========

            See Accompanying Notes and Independent Auditors' Report.

                                          STEIN'S HOLDINGS, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                     $(241,339)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Depreciation and amortization                   3,692
             Minority interest in (loss) of subsidiary      (6,982)
             Common stock issued for services and rent      76,217
       Increases (decreases) in:
             Trading securities                            176,639
             Accounts receivable                           (28,136)
             Deferred tax assets                          (120,087)
             Prepaid insurance                                (507)
             Accounts payable                               32,184
             Accrued liabilities and payroll taxes             960
             Corporation income taxes payable              (10,128)
                                                         ---------

          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                               $(117,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                (202,469)
       Increase in notes receivable                        (38,500)
                                                         ---------

          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                                (240,969)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock              320,140
                                                         ---------

          NET CASH FLOWS PROVIDED BY
             FINANCING ACTIVITIES                                       320,140
                                                                      ---------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          (38,316)

CASH AND CASH EQUIVALENTS,
   JANUARY 1, 1999                                                       41,487
                                                                      ---------

CASH AND CASH EQUIVALENTS,
    DECEMBER 31, 1999                                                 $   3,171
                                                                      =========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION

   Interest paid                                                        $  1,532
                                                                        ========

   Taxes paid                                                           $      0
                                                                        ========

NON CASH INVESTING AND FINANCING
 ACTIVITIES

   Related party payable for acquisition of
   property and equipment                                               $285,204
                                                                        ========

   Issuance of common stock for rent, accounts
   payable and consulting services                                      $101,633
                                                                        ========

   Cancellation of preferred stock                                      $290,687
                                                                        ========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

      Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May
      1999.

      20/20 Web Design, Inc. - The company acquired 80% ownership in this company in March 1999.

      Stein's Cake Box, Inc. - Became a wholly owned subsidiary of 20/20 Web Design, Inc. in December 1999.

      Nature of Business

      Stein's Holdings, Inc. main activities and sources of income are derived from daily trading in the stock and commodities markets.

      20/20 Web Design, Inc. is in the business of developing website designs and managing and acquiring subsidiary companies.

      Stein's Cake Box, Inc. sells bakery products to retail establishments in the Dallas, Texas, metropolitan area.

      Principles of Consolidation

      The consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc. and its 100% owned subsidiary, Stein's Cake Box, Inc.

      All material inter-company accounts and transactions have been eliminated.

      Methods of Accounting

      All of the companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc.'s method of accounting for trading securities requires that sales of securities be recorded on the "trade date" for the stock transaction.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

      Accounts Receivable and Allowance for Doubtful Accounts

      Uncollectible accounts receivable are written off at the time management specifically determines them to be uncollectible. At December 31, 1999, management believed that all accounts receivable were collectible.

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

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 LOANS RECEIVABLE, RELATED PARTY

      The loan to College Connection, Inc., DBA Stein's Bakery is dated September 9, 1999, and requires the following repayment terms:

            A.    Monthly interest payments of $344.

            B. Balloon payment of principal and interest on September 1, 2000.

NOTE 4 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

            Computer hardware                                         $   10,841
            Computer software                                              4,785
            Construction in process                                      480,204
                                                                      ----------

                                                                         495,830

              Less accumulated depreciation                                5,161
                                                                      ----------

                  Total property and equipment                        $  490,669
                                                                      ==========

      The construction in process is on the building space next to Stein's Bakery. Stein's Cake Box, Inc. is negotiating for a lease on this space. As of the date of this report, a final lease has not been consummated. If a lease is not signed, then the company could incur a loss on the nonrecovery of the funds expended for the construction.

      The depreciation expense for the year ended December 31, 1999 is $3,634.

NOTE 5 ACCOUNTS PAYABLE, RELATED ENTITY

      The accounts payable, related entity, is due to College Connection, In., DBA Stein's Bakery, for the following:

            Purchases of bakery products                             $    27,264
            Construction in process for funds due to the
             contractor (College Connection, Inc. signed
             the construction contract)                                  285,204
                                                                     -----------

                                     Total                           $   312,468
                                                                     ===========

NOTE 6 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 7 INCOME TAXES

(Loss) from operations before income taxes                            $(378,536)
                                                                      ---------

The provision for income taxes is estimated as follows:
       Currently payable                                              $       0
                                                                      ---------
       Deferred payable                                               $  (6,377)
                                                                      ---------
       Deferred tax asset                                             $ 136,592
                                                                      ---------

                 Estimated refund                                     $ 130,215
                                                                      =========

A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:
       Tax refund at U.S. Federal statutory income
       tax rate                                                       $ 130,215
                                                                      =========

Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
       The net deferred liability is:                                 $   6,377
                                                                      =========
       The net deferred tax asset is:                                 $ 120,087
                                                                      =========

      Temporary differences that give use to deferred tax assets and liabilities included the following:

                                                                         Deferred Tax
                                                                    ---------------------
                                                                     Assets    Liabilities
                                                                    ---------   ---------
            Net operating loss                                      $ 240,137   $       0
            Property and equipment related                                  0       6,377
                                                                    ---------   ---------
                                                                      240,137       6,377

            Less valuation allowance                                  120,050           0
                                                                    ---------   ---------

                 Total deferred taxes                               $ 120,087   $   6,377
                                                                    =========   =========

            Balance, January 1, 1999                                            $ 495,121
            Less adjustments due to merger                                        (63,876)
            Current year reduction due to managements' estimate
              of future profits due to mergers and new subsidiary                (311,195)
                                                                                ---------

                 Balance, December 31, 1999                                     $ 120,050
                                                                                =========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 8 TAX CARRYFORWARDS

      The corporations have the following net operating loss carryforwards:

                                     Amount         Expiration Date
                                  ------------      ---------------

                                  $        163            2001
                                         3,128            2002
                                        17,910            2003
                                         9,297            2004
                                           500            2005
                                         4,363            2006
                                        59,049            2007
                                       281,412            2011
                                        94,200            2018
                                       431,342            2019
                                  ------------

                                  $    901,364
                                  ============

NOTE 9 CONVERTIBLE PREFERRED STOCK

      The company canceled the outstanding preferred stock in exchange for the mutual funds and inventory that the company owned at December 31, 1998.

NOTE 10 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 11 INTEREST

      The company incurred interest expense for the year ended December 31, 1999 of $1,532.

NOTE 12 RENT

      The company rents its facilities on a month to month basis from a affiliated company. The rent expense for the year ended December 31, 1999 was $40,490.

NOTE 13 ACQUISITION OF 20/20 WEB DESIGN, INC.

      On March 30, 1999, Trump Oil Corporation completed a merger with 20/20 Web Design, Inc. by exchanging 8,620,000 shares of section 144 restricted common stock for 100% of the outstanding shares of 20/20 Design, Inc.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 13 ACQUISITION OF 20/20 WEB DESIGN, INC. (CONTINUED)

      The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

            Increase in common stock
               8,620,000 shares @ .001(cent)par value                  $   8,620
            Decrease in paid-in capital                                    8,620

      After the merger, the company changed its name to 20/20 Web Design, Inc.

      The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

                                                            1999       1998
                                                         ---------  ---------
            Net sales
               Trump Oil Corporation                     $   2,500  $       0
               20/20 Web Design, Inc.                            0          0

            Net (loss)
               Trump Oil Corporation                       (20,000)  (359,441)
               20/20 Web Design, Inc.                            0          0

      There were no material transactions between Trump Oil Corporation and 20/20 Web Design, Inc. prior to the merger. The effects of conforming 20/20 Web Design, Inc.'s accounting policies to those of Trump Oil Corporation were not material.

      After the merger, 20/20 Web Design, Inc. became an 80% subsidiary of Stein's Holdings, Inc.

NOTE 14 BUSINESS COMBINATION - MULTI-SOURCE CAPITAL LTD.

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

      The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 14 BUSINESS COMBINATION - MULTI-SOURCE CAPITAL LTD. (CONTINUED)

                                                     Stein's        Multi-Source
                                                  Holdings, Inc.    Capital Ltd.
                                                  --------------    ------------

            Net sales                             $           0     $ (203,741)

            Net (loss)                                        0        278,596

      There were no material transactions between the companies prior to the merger. The effects of conforming Multi-Source Capital Ltd.'s accounting policies to those of Stein's Holdings, Inc. were not material.

NOTE 15 ECONOMIC DEPENDENCY

      Sales

      98.3% of the Stein Cake Box, Inc.'s sales are to one customer.

      Cost of Goods Sold

      Stein Cake Box, Inc. purchases all of its baked goods from one supplier, Stein's Bakery.

NOTE 16 INSURANCE

      The company does not carry liability or worker's compensation insurance.

NOTE 17 SEGMENT REPORTING

      The company has three reportable segments:

            Stein's Holdings, Inc. - Trading securities.

            20/20 Web Design, Inc. - Web design and management of subsidiary company operations.

            Stein Cake Box, Inc. - Sales of bakery products.

      The company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All inter company transactions between segments have been eliminated.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 17 SEGMENT REPORTING (CONTINUED)

      Segment results for 1999 are as follows:

                                        Stein's       20/20 Web     Stein's Cake
                                   Holdings, Inc.    Design, Inc.     Box, Inc.

            Net sales              $     (34,053)    $      2,500   $     28,136

            Income (loss) from
              operations                (206,429)         (35,437)           527

            Assets                       566,343              137        508,477

            Capital expenditures          15,626                0        480,204

      A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

            Segment (loss) from operations                           $ (241,339)

            Consolidated (loss) from operations                        (241,339)

            Segment assets                                            1,074,957

            Consolidated total assets                                 1,074,957

NOTE 18 STOCK OPTIONS

      The company does not have any stock options outstanding at December 31, 1999.

NOTE 19 WEB DESIGN CONTRACT

      In December 1998, the company entered into a web-design contract which began in September 1999. As compensation for its services, the company will receive 50% of the net sales profits generated by the Internet web site created by the company.

      The initial term of the contract shall be for two years.

      The company did not realize any income from the contract in 1999.

            See Accompanying Notes and Independent Auditors' Report.