Form 10-Q
period 2000-03-31
STEINS HOLDINGS INC /NV/
filed 2000-05-19
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

                                       or

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

                  Registrant's Telephone Number, (818) 598-6780

   ---------------------------------------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at March 31, 2000
Common Stock, $.001                       4,401,166 shares
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended December 31, 1999 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

      Stein's Holdings, Inc. (the "Company"), formerly known as Vegas Ventures, Inc. and TeleMall Communications, Inc., acquired 100% of Multi-Source Capital, Ltd. in April, 1999, pursuant to which the Registrant's name was changed to "Stein's Holdings, Inc." At this time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is doubtful as to whether or not Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company. Also in September, 1999, the Company lent $37,500 to the Bakery for the purchase of certain equipment. The Bakery has agreed to make payments of interest only until September, 2000 when all accrued interest and unpaid principal are due.

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

Results of Operations

      The Company realized a net profit before taxes of $67,511 from operations for the three month period ended March 31, 2000 compared to no loss for the three month period ended March 31, 2000. For the three month period ended March 31, 2000, the Company had revenues of $395,077, composed primarily of capital gains on the securities it owns. During this period, the Company's subsidiary had no revenues, compared to no revenues during the previous year's period. The subsidiary's revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had no revenue for the three month period ended March 31, 1999.

      The Company had costs and expenses of $348,665 for the three month period ended March 31, 2000 compared to no costs and expenses for the three month period ended March 31, 1999, when the Company was dormant and had no operations. The Company's expenses consisted of a loss of an investment by its subsidiary of approximately $195,000, salaries, professional fees and rent expense along with general office expenses. The net income for this three month period was approximately $67,500 compared to no loss for the three month period ended March 31, 1999. The net gain per share for the three month period ended March 31, 2000 was $.015, compared to no loss for the three month period ended March 31, 1999.

      The Company's assets at March 31, 2000 were $1,565,270 compared to assets of approximately $1,000 at March 31, 1999. The difference is due to the Company's acquisition of MSC. The Company's liabilities at March 31, 2000 were approximately $806,000 compared to liabilities of $331,687 at March 31, 1999. Part of the difference is attributable to the cancellation of debt owed to an officer and director through the issuance of stock in March, 1999 as well as the write-off of certain accounts payable, some through the issuance of stock. The largest liability of the Company at March 31, 2000 is its margin account payable of approximately $722,000 compared to no margin account payable for the prior year's period. The Company's current liabilities at March 31, 2000 consist of its margin account payable of approximately $722,000 and accounts payable of approximately $51,000. At March 31, 1999, the Company's current liabilities consisted of accounts payable of approximately $290,000 and a note payable to a former officer and director of $41,000. This note was canceled through the issuance of stock in 1999. Certain of the accounts payable were written off and some were satisfied through the issuance of the Company's common stock.

      Total shareholder equity was increased from ($330,626) at March 31, 1999 to $752,124 at March 31, 2000. This was due to the acquisition of MSC.

Liquidity and Capital Resources

      As of March 31, 2000, the Company had working capital of $748,428 consisting of $1,553,846 in current assets and $805,418 in current liabilities. The Company had negative working capital of ($330,626) at March 31, 1999 consisting of $1,061 in current assets and $331,687 in current liabilities. While the Company has adequate working capital for its current operations, it does not have sufficient capital to complete its proposed acquisition of Stein's Bakery.

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

Effect of Inflation

      Inflation did not have any significant effect on the operations of the Company during the three months ended March 31, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

                            PART II OTHER INFORMATION

Items 1, 2, 3, and 4 are Inapplicable

Item 5. Other Information.

      The Company's President, Shahram Khial, Ph.D., resigned effective May 15, 2000. Mr. Khial has been replaced by Charles Smith. Mr. Smith is a CPA in Texas and will also act as CFO of the Company.

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed for the relevant period.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Stein's Holdings, Inc.


Date May 18, 2000              /s/ Charles Smith
                               ------------------------------
                               Charles Smith, CEO, CFO

                             STEIN'S HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................     1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet......................................     2

       Consolidated Statement of Income................................     3

       Consolidated Statement of Changes in Stockholders' Equity.......     4

       Consolidated Statement of Cash Flows............................   5 - 6

       Notes to Consolidated Financial Statements......................  7 - 13

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheet of Stein's Holdings, Inc. as of March 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stein's Holdings, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 10, 2000

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $    4,648
       Trading securities                                1,380,948
       Loans receivable
          Related entities                                  57,500
          Other                                              2,250
       Deferred tax asset                                  108,500
                                                        ----------

            TOTAL CURRENT ASSETS                                      $1,553,846

PROPERTY AND EQUIPMENT                                                    11,424
                                                                      ----------

            TOTAL ASSETS                                              $1,565,270
                                                                      ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $    50,931
   Accrued liabilities                                        1,350
   Margin accounts payable                                  722,629
   Note payable                                              25,000
   Corporation income taxes payable                           5,508
                                                        -----------

        TOTAL CURRENT LIABILITIES                                    $   805,418

LONG-TERM LIABILITIES
   Deferred income tax payable                                             1,200

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                               6,528

STOCKHOLDERS' EQUITY
   Convertible preferred stock
      Authorized 10,000,000 shares, par
        value $10 per share
      Issued and outstanding - 0- shares                          0
   Common stock
      Authorized 50,000,000 shares, par
        value $.001 per share
      Issued and outstanding - 4,401,166 shares               4,401
   Paid in capital in excess of par value of stock        2,924,005
   Retained earnings (deficit)                           (2,176,282)
                                                        -----------

        TOTAL STOCKHOLDERS' EQUITY                                       752,124
                                                                     -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                     $ 1,565,270
                                                                     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

REVENUES
   Realized and unrealized gains on trading securities    $  394,391
   Dividends, interest and other                                 686
                                                          ----------

          TOTAL REVENUES                                              $  395,077

COSTS AND EXPENSES
   Loss on worthless subsidiary                              195,657
   General and administrative expenses                       147,907
   Interest expense                                            5,101
                                                          ----------

          TOTAL COSTS AND EXPENSES                                       348,665
                                                                      ----------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                  46,412

INCOME TAXES                                                              11,322
                                                                      ----------

INCOME BEFORE MINORITY INTEREST                                           35,090

MINORITY INTEREST IN (LOSS) OF SUBSIDIARY                                 32,421
                                                                      ----------

     NET INCOME                                                       $   67,511
                                                                      ==========

NET INCOME PER COMMON SHARE                                           $     .015
                                                                      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES                                                              4,401,166
                                                                      ==========


       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                     Paid in
                                                 Common stock                      Capital in             Retained
                                       ---------------------------------            Excess of             Earnings
                                          Shares                Amount              Par Value             (Deficit)
                                       -----------           -----------           -----------           -----------
BALANCE, JANUARY 1, 2000                 4,401,166           $     4,401           $ 2,924,005           $(2,243,793)

NET INCOME FOR THE
   THREE MONTHS ENDED
   MARCH 31, 2000                                0                     0                     0                67,511
                                       -----------           -----------           -----------           -----------

BALANCE, MARCH 31, 2000                  4,401,166           $     4,401           $ 2,924,005           $(2,176,282)
                                       ===========           ===========           ===========           ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                 $  67,511
       Adjustments to reconcile net income to net cash
          (used) by operating activities:
             Depreciation                                                             1,041
             Minority interest in (loss) of subsidiary                              (32,420)
             Loss on investment in subsidiary                                       195,000
       Changes in operating assets and liabilities:
             Trading securities                                                    (987,061)
             Accounts receivable                                                     28,136
             Deferred tax assets                                                     11,587
             Prepaid insurance                                                          507
             Accounts payable                                                        18,273
             Accrued liabilities                                                       (807)
             Corporation income taxes payable                                           331
                                                                                  ---------

          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                                                         $(697,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                           (2,000)
       Increase in notes receivable                                                 (21,250)
                                                                                  ---------

          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                                                           (23,250)

CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings on margin accounts payable                                    722,629
                                                                                  ---------

          NET CASH FLOWS PROVIDED BY
             FINANCING ACTIVITIES                                                                 722,629
                                                                                                ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                                      1,477

CASH AND CASH EQUIVALENTS,
   JANUARY 1, 2000                                                                                  3,171
                                                                                                ---------

CASH AND CASH EQUIVALENTS,
    MARCH 31, 2000                                                                              $   4,648
                                                                                                =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                        $   5,101
                                            =========

       Taxes paid                           $       0
                                            =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Stein's Holdings, Inc., a Nevada corporation, was incorporated on November 3, 1986. The company's main activities and sources of income are derived from daily trading in the stock markets. 20/20 Web Design, Inc. is in the business of developing website designs and managing and acquiring subsidiary companies.

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

      Property and Equipment

      Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Property and Equipment

      lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

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

      Net Loss Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net Loss Per Share

      dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at March 31, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 3 LOANS RECEIVABLE

      College Connection, Inc., DBA Stein's Bakery

           The loan dated September 9, 1999 requires monthly
           interest payments of $344 and a balloon payment of
           principal and interest on September 1, 2000. The company
           has not received any payments on the loan.                 $   37,500

      National Healthcare Technology, Inc.

           On March 20, 2000 the company loaned National Healthcare
           Technology, Inc. $20,000. The loan is unsecured, bears
           interest at 12% and is due on June 1, 2000. In the event
           the note and accrued interest are not paid when due,
           then the company may elect to have National issue shares
           of its common stock (restricted) for the loan at a price
           to be agreed upon by both companies.                           20,000
                                                                      ----------

                                                                      $   57,500
                                                                      ==========

NOTE 4 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT (CONTINUED)

           Computer hardware                                          $   12,841
           Computer software                                               4,785
                                                                      ----------

                                                                          17,626

               Less accumulated depreciation                               6,202
                                                                      ----------

                     Total property and equipment                     $   11,424
                                                                      ==========

      The depreciation expense for the three months ended March 31, 2000 is $1,040.

NOTE 5 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 6 INCOME TAXES

      Income from operations before income taxes                      $   46,412
                                                                      ----------

      The provision for income taxes is estimated as follows:

           Currently payable                                          $        0
                                                                      ----------
           Deferred                                                   $   11,322
                                                                      ----------

                     Estimated tax                                    $   11,322
                                                                      ==========

      A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:
           Tax at U.S. Federal statutory income
           tax rate                                                   $   11,322
                                                                      ==========

      Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
           The net deferred asset is:                                 $  108,500
                                                                      ==========
           The net deferred tax liability is:                         $    1,200
                                                                      ==========

      Temporary differences that give rise to deferred tax assets and liabilities included the following:

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 6 INCOME TAXES (CONTINUED)

                                                                         Deferred Tax
                                                                ------------------------------
                                                                 Assets             Liabilities
                                                                ---------            ---------
            Net operating loss                                  $ 217,000            $       0
            Property and equipment related                              0                1,200
                                                                ---------            ---------
                                                                  217,000                1,200

            Less valuation allowance                              108,500                    0
                                                                ---------            ---------

                 Total deferred taxes                           $ 108,500            $   1,200
                                                                =========            =========

            Balance, January 1, 2000                            $ 120,500

            Applied to three months ended March 31, 2000          (12,000)
                                                                ---------

                 Balance, March 31, 2000                        $ 108,500
                                                                =========

NOTE 7 TAX CARRYFORWARDS

      As of January 1, 2000, the company had net operating loss carryforwards of $679,810 and capital loss carryforwards in the amount of $28,560 which can be carryforward until the year 2019. Approximately $232,072 was used to reduce the March 31, 2000 taxable income.

NOTE 8 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9 INTEREST

      The company incurred interest expense for the three months ended March 31, 2000 of $5,101.

NOTE 10 RENT

      The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the three months ended March 31, 2000 was $11,322.

NOTE 11 INSURANCE

      The company does not carry liability or worker's compensation insurance.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 12 SEGMENT REPORTING

      The company has two reportable segments:

            Stein's Holdings, Inc. - Trading securities.

            20/20 Web Design, Inc. - Web design and management of subsidiary company operations.

      The company evaluates segment performance based on income from operations. All inter company transactions between segments have been eliminated.

      Segment results for the three months ended March 31, 2000 are as follows:

                                                              Stein's       20/20 Web
                                                           Holdings, Inc.  Design, Inc.
                                                           --------------  ------------
            Net sales                                        $  395,077     $        0

            Income from
              operations                                        256,512       (210,100)

            Assets                                            1,565,071            199

            Capital expenditures                                  2,000              0

      A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below:

            Segment income from operations                                  $   46,412

            Consolidated income from operations                                 46,412

            Segment assets                                                   1,565,270

            Consolidated total assets                                        1,565,270

NOTE 13 STOCK OPTIONS

      The company does not have any stock options outstanding at March 31, 2000.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 14 WEB DESIGN CONTRACT

      In December 1998, the company entered into a web-design contract which began in September 1999. As compensation for its services, the company will receive 50% of the net sales profits generated by the Internet web site created by the company.

            The initial term of the contract shall be for two years.

            The company has not realized any income from this contract.

NOTE 15 LOSS ON WORTHLESS SUBSIDIARY

      Management believes the investment in Stein's Cake Box Inc. is uncollectible and therefore elected to write-off the $195,657 investment as uncollectible.

NOTE 16 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of March 31, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

Current Assets                 March 31, 1999    December 31, 1998
--------------                 --------------    -----------------

Aristocrat Mutual
 Fund (note 8)                            0            500,000
Inventory (Notes
 1 and 7)                             1,061          3,101,061

Total Current
 Assets                               1,061          3,601,061
                                  ---------          ---------
Investment in Stock
(Note 5)                                  0                  0
                                  ---------          ---------

Other Assets

Aristocrat Mutual Fund
(Note 8)                                  0          1,500,000
                                  ---------          ---------
Total Assets                          1,061          5,101,061
                                  ---------          ---------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                         March 31, 1999     December 31, 1998
-------------------                         --------------     -----------------

Accounts Payable                                 290,687             290,687
Notes Payable (Note 9)                            41,000              41,000


Total Current Liabilities                        331,687             331,687
                                              ----------          ----------

Stockholders' Equity

Convertible preferred stock: 10,000,000
Shares authorized at $10.00 stated
value per share, issued and
outstanding no shares at
March 31, 1999, 510,000 shares
at December 31, 1998                                   0           5,100,000

Common stock - 50,000,000 shares authorized
at $.001 per share par value; issued and
outstanding 21,375,105 shares at
March 31, 1999 and 8,875,105 at
December 31, 1997                                 21,375               8,875
Paid in capital (Note 2)                       1,155,385           1,167,885
Deficit accumulated during the
Development stage                             (1,507,386)         (1,507,386)
                                              ----------          ----------
Total Stockholders' Equity
 (Deficit)                                      (330,626)          4,769,374
                                              ----------          ----------

Total Liabilities and
Stockholders' Equity                               1,061           5,101,061
                                              ----------          ----------

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             For the Three
                                             Months Ended
                                               March 31,
                                             -------------
                                           1999          1998
                                          -----         -----

Revenue:                                      0             0
                                          -----         -----
Operating
Expenses:

Selling, general and
Administrative expenses                       0             0
Depreciation                                  0             0
Amortization                                  0             0
                                          -----         -----
Total Operating Expenses:                     0             0
                                          -----         -----

Net Income                                    0             0
                                          -----         -----

Per share calculations are nil per share

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR PERIOD FROM INCEPTION (NOVEMBER 3, 1986) TO MARCH 31, 1999

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

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        During          Total
                                 Common Stock                Preferred Stock            Paid In      Development     Stockholders
                             Shares         Amount         Issued         Amount        Capital         Stage       Equity(Deficit)
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

                          TELEMALL COMMUNICATIONS, INC.
                         (formerly Vegas Ventures, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                            1999      1998
                                                           -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                     0         0

Adjustments to reconcile net (loss) to
net cash (used) by operating activities

NET CASH (USED) BY OPERATING ACTIVITIES                        0         0
                                                           -----     -----
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   0         0

NET CASH PROVIDED FROM FINANCING ACTIVITIES                    0         0

NET INCREASE (DECREASE) IN CASH                                0         0
                                                           -----     -----

CASH BALANCE, BEGINNING OF PERIOD                              0         0
                                                           -----     -----

CASH BALANCE, END OF PERIOD                                    0         0
                                                           -----     -----

                          TELEMALL COMMUNICATIONS, INC.
                       (formerly Las Vegas Ventures, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)

Note 1 Summary of Significant Accounting Policies:

This summary of significant accounting policies of TELEMALL COMMUNICATIONS, INC. (Telemall or the "Company"), formerly Vegas Ventures, Inc., a development stage Company, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. Management represents that these financial statements and the accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

      (a)   Organization and Business Nature:

The Company was incorporated in the State of Nevada on November 3, 1996 as Ed-Phills, Inc. Since inception, the Company has been engaged in organizational activities. The Corporation changed its name from Ed- Phills, Inc. on August 24, 1992 to Vegas Ventures, Inc. Vegas Ventures, Inc. changed its name to TeleMall Communications, Inc., effective June 4, 1996.

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

Note 7 Artwork:

Inventory of Len Garon Artwork was acquired from Cable Print Network Marketing in exchange for 310,000 shares of TeleMall Network, Inc. Redeemable Convertible Preferred Stock valued @ $10/share. Effective March 1, 1999 the Company=s Board of Directors cancelled the outstanding shares as the title to the artwork was never perfected in the name of the Company.

Note 8 Securities:

Investment in Aristocrat Endeavor Fund consists of 100,000 shares at $20/share which was exchanged for 200,000 shares of TeleMall Network, Inc. Convertible Preferred Stock valued @ $10/share.

Effective March 1, 1999 the Company=s Board of Directors cancelled the issuance of the Preferred Stock as the Company never received the shares to the Aristocrat Endeavor Fund in its name.

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