Form 10-Q
period 2000-06-30
STEINS HOLDINGS INC /NV/
filed 2000-08-24
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                          or

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

      Class                        Outstanding at June 30, 2000
Common Stock, $.001                       4,401,166 shares
    par value                        Outstanding Securities

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

      Stein's Holdings, Inc. (the "Company"), formerly known as Vegas Ventures, Inc. and TeleMall Communications, Inc., acquired 100% of Multi-Source Capital, Ltd. in April, 1999, pursuant to which the Registrant's name was changed to "Stein's Holdings, Inc." At that time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery requires the Company to raise approximately $1,200,000 to pay off certain indebtedness of Stein's Bakery as well as the issuance of 1,000,000 shares of the Company's common stock to the sole shareholder of Stein's Bakery. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and the Company has been unable to raise the $1,200,000 needed to consummate this transaction. It is doubtful as to whether or not Company will be able to complete this transaction. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company. Also in September, 1999, the Company lent $37,500 to the Bakery for the purchase of certain equipment. The Bakery has agreed to make payments of interest only until September, 2000 when all accrued interest and unpaid principal are due.

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

Results of Operations

      The Company realized a net loss of ($257,340) from operations for the three month period ended June 30, 2000 compared to a loss of ($321,572) for the three month period ended June 30, 1999. For the three month period ended June 30, 2000, the Company had revenues of ($153,746), composed primarily of unrealized losses on the securities it owns. During this period, the Company's subsidiary had no revenues, compared to no revenues during the previous year's period. The subsidiary's revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had revenue of ($204,272) for the three month period ended June 30, 1999.

      The Company realized a net loss of ($189,829) for the six months ended June 30, 2000 compared to a net loss of ($321,572) for the six months ended June 30, 1999. The Company had revenues of $241,331 for the six month period ended June 30, 2000 compared to revenues of ($204,272) for the six month period ended June 30, 1999. The net loss per share for the six month period ended June 30, 2000 was ($.04) per share compared to a net loss per share of ($.18) for the six month period ended June 30, 1999.

      The Company had costs and expenses of $127,790 for the three month period ended June 30, 2000 compared to costs and expenses of $168,795 for the three month period ended June 30, 1999. The Company's expenses consist salaries, professional fees and rent expense along with general office expenses. The net loss per share for the three month period ended June 30, 2000 was $.06, compared to ($.18) for the three month period ended June 30, 1999.

      The Company's assets at June 30, 2000 were $1,066,447 compared to assets of approximately $646,000 at June 30, 1999. The difference is due to the Company's acquisition of MSC. The Company's liabilities at June 30, 2000 were approximately $572,000 compared to liabilities of approximately $98,000 at June 30, 1999. Part of the difference is attributable to the cancellation of debt owed to an officer and director through the issuance of stock in March, 1999 as well as the write-off of certain accounts payable, some through the issuance of stock. The largest liability of the Company at June 30, 2000 is its margin account payable of approximately $448,555 compared to its margin account payable of $14,329 for the prior year's period. The Company's current liabilities at June 30, 2000 consist of its margin account payable of approximately $449,000 and accounts payable of approximately $84,000. At June 30, 1999, the Company's current liabilities consisted of its margin account payable of approximately $14,000 and a note payable of $25,000.

      Total shareholder equity decreased from $548,109 at June 30, 1999 to $494,784 at June 30, 2000.

Liquidity and Capital Resources

      As of June 30, 2000, the Company had working capital of approximately $450,000 consisting of $1,017,812 in current assets and $565,387 in current liabilities. The Company had working capital of approximately $580,000 at June 30, 1999 consisting of $633,686 in current assets and $54,478 in current liabilities. While the Company has adequate working capital for its current operations, it does not have sufficient capital to complete its proposed acquisition of Stein's Bakery.

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

Effect of Inflation

      Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

                            PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are Inapplicable

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed for the relevant period.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Stein's Holdings, Inc.


Date August 14, 2000                      /s/ Charles Smith
                                          --------------------------------------
                                          Charles Smith, CEO, CFO

                             STEIN'S HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................     1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets ........................................     2

   Consolidated Statements of Operations ..............................     3

   Consolidated Statement of Changes in Stockholders' Equity ..........   4 - 5

   Consolidated Statements of Cash Flows ..............................   6 - 7

   Notes to Consolidated Financial Statements .........................   8 - 14

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of Stein's Holdings, Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stein's Holdings, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

August 11, 2000

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                        2000             1999
                                                     ----------       ----------
CURRENT ASSETS
  Cash and cash equivalents                          $      184       $  214,903
  Trading securities                                    851,528          323,825
  Notes and loans receivable                             35,600           38,500
  Corporation income tax refund                               0            9,458
  Deferred tax asset                                    130,500           47,000
                                                     ----------       ----------

      TOTAL CURRENT ASSETS                            1,017,812          633,686

PROPERTY AND EQUIPMENT                                   11,135           12,415
                                                     ----------       ----------

OTHER ASSETS
  Note receivable                                        37,500                0
                                                     ----------       ----------

      TOTAL ASSETS                                   $1,066,447       $  646,101
                                                     ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2000           1999
                                                     -----------    -----------

CURRENT LIABILITIES
   Accounts payable                                  $    83,849    $         0
   Accrued liabilities                                     1,975            742
   Margin accounts payable                               448,555         14,329
   Note payable                                           25,000         25,000
   Corporation income taxes payable                        6,008         14,407
                                                     -----------    -----------

        TOTAL CURRENT LIABILITIES                        565,387         54,478
                                                     -----------    -----------

LONG-TERM LIABILITIES
   Deferred income tax payable                             1,200          2,098
                                                     -----------    -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               5,076         41,416
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Convertible preferred stock
      Authorized 10,000,000 shares, par
        value $10 per share
      Issued and outstanding - 0- shares                       0              0
   Common stock
      Authorized 50,000,000 shares, par
        value $.001 per share
      Issued and outstanding
         4,401,166 shares at June 30, 2000                 4,401              0
         4,365,630 shares at June 30, 1999                     0          4,365
   Paid in capital in excess of par value of stock     2,924,005      2,500,522
   Retained earnings (deficit)                        (2,433,622)    (1,956,778)
                                                     -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                       494,784        548,109
                                                     -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                     $ 1,066,447    $   646,101
                                                     ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                  Three Months   Six Months    Three Months     Six Months
                                                                     Ended         Ended          Ended           Ended
                                                                    June 30,      June 30,       June 30,        June 30,
                                                                      2000          2000           1999           1999
                                                                  ------------   -----------   ------------    -----------
REVENUES
   Realized and unrealized gains (losses) on trading securities   $  (154,346)   $   240,045    $  (209,899)   $  (209,899)
   Website design, dividends and interest                                 600          1,286          5,627          5,627
                                                                  -----------    -----------    -----------    -----------

           TOTAL REVENUES                                            (153,746)       241,331       (204,272)      (204,272)
                                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES
   Loss on worthless subsidiary                                             0        195,657              0              0
   General and administrative expenses                                126,790        274,697        167,263        167,263
   Interest expense                                                     1,000          6,101          1,532          1,532
                                                                  -----------    -----------    -----------    -----------

           TOTAL COSTS AND EXPENSES                                   127,790        476,455        168,795        168,795
                                                                  -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES (REFUND)
  AND MINORITY INTEREST                                              (281,536)      (235,124)      (373,067)      (373,067)

INCOME TAXES (REFUND)                                                 (22,745)       (11,423)       (47,000)       (47,000)
                                                                  -----------    -----------    -----------    -----------

(LOSS) BEFORE MINORITY INTEREST                                      (258,791)      (223,701)      (326,067)      (326,067)

MINORITY INTEREST IN (LOSS) OF SUBSIDIARY                               1,451         33,872          4,495          4,495
                                                                  -----------    -----------    -----------    -----------

   NET (LOSS)                                                     $  (257,340)   $  (189,829)   $  (321,572)   $  (321,572)
                                                                  ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE

   Basic and diluted                                              $      (.06)   $      (.04)   $      (.18)   $      (.18)
                                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES

   Basic and diluted                                                4,401,166      4,401,166      1,524,626      1,524,626
                                                                  ===========    ===========    ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                                         Deficit
                                         Convertible                                        Paid in                    Accumulated
                                       Preferred Stock               Common Stock         Capital in     Retained         During
                                    --------------------          ------------------       Excess of     Earnings      Development
                                    Shares        Amount          Shares      Amount       Par Value     (Deficit)        Stage
                                    ------        ------          ------      ------      -----------    ---------     ------------
BALANCE, JANUARY 1, 1999            510,000    $ 5,100,000         44,376   $        44   $ 1,189,154   $         0    $(1,507,386)

CANCELLATION OF PREFERRED
   STOCK                           (510,000)    (5,100,000)             0             0       290,687             0              0

ISSUANCE OF COMMON STOCK
   FOR SERVICES, AT PAR                   0              0         62,500            62             0             0              0

PRIVATE PLACEMENT OF STOCK
   THROUGH SUBSIDIARY
   COMPANIES                              0              0              0             0       227,140             0              0

MERGER WITH 20/20 WEB
   DESIGN, INC                            0              0              0             0       177,566       (94,180)             0

ISSUANCE OF COMMON STOCK
   FOR MERGER OF MULTI-SOURCE
   CAPITAL LTD                            0              0      4,247,754         4,248       560,986       (33,640)             0

ISSUANCE OF COMMON STOCK FOR
       CASH                               0              0          5,000             5        24,995             0              0
       RENT                               0              0          4,000             4        19,996             0              0
       ACCOUNTS PAYABLE                   0              0          2,000             2         9,998             0              0

TRANSFER OF DEFICIT
   ACCUMULATED DURING
   DEVELOPMENT STAGE TO
   RETAINED EARNINGS                      0              0              0             0             0    (1,507,386)     1,507,386

NET (LOSS) FOR THE SIX MONTHS
   ENDED JUNE 30, 1999                    0              0              0             0             0      (321,572)             0
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------

BALANCE, JUNE 30, 1999                    0              0      4,365,630         4,365     2,500,522    (1,956,778)             0

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                                                                       Deficit
                                       Convertible                                        Paid in                    Accumulated
                                     Preferred Stock              Common Stock          Capital in     Retained         During
                                -------------------------   -------------------------    Excess of     Earnings      Development
                                 Shares         Amount        Shares         Amount      Par Value     (Deficit)        Stage
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
MERGER WITH 20/20 WEB
   DESIGN, INC                            0   $         0             0   $         0   $   278,386   $  (367,248)   $         0

ISSUANCE OF COMMON STOCK
   FOR
       CASH                               0             0        13,610            14        67,986             0              0
       ACCOUNTS PAYABLE                   0             0        11,926            12        75,131             0              0
       CONSULTING SERVICES                0             0        10,000            10         1,980             0              0

NET INCOME FOR THE
   SIX MONTHS ENDED
   DECEMBER 31, 1999                      0             0             0             0             0        80,233              0
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE DECEMBER 31, 1999                 0             0     4,401,166         4,401     2,924,005    (2,243,793)             0

NET (LOSS) FOR THE SIX
   MONTHS ENDED JUNE 30, 2000             0             0             0             0             0      (189,829)             0
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, JUNE 30, 2000                    0   $         0     4,401,166   $     4,401   $ 2,924,005   $(2,433,622)   $         0
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000         1999
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                           $(189,829)    $(321,572)
   Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
         Depreciation                                       2,082         1,196
         Minority interest in (loss) of subsidiary        (33,872)       (4,495)
         Loss on investment in subsidiary                 195,000             0
         Common stock issued for services                       0        20,000
   Changes in operating assets and liabilities:
         Trading securities                              (457,641)      386,888
         Corporation income tax refund                          0        (9,458)
         Accounts receivable                               28,136             0
         Deferred tax assets                              (10,413)      (47,000)
         Prepaid insurance                                    507             0
         Accounts payable                                  51,190       (32,020)
         Accrued liabilities                                 (182)         (455)
         Corporation income taxes payable                     831             0
                                                        ---------     ---------

      NET CASH FLOWS (USED) BY OPERATING
         ACTIVITIES                                      (414,191)       (6,916)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (2,751)       (7,469)
   Increase in notes and loans receivable                 (34,600)      (38,500)
                                                        ---------     ---------

      NET CASH FLOWS (USED) BY INVESTING
         ACTIVITIES                                       (37,351)      (45,969)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on margin accounts payable              448,555       (25,839)
   Proceeds from issuance of common stock                       0       252,140
                                                        ---------     ---------

      NET CASH FLOWS PROVIDED BY
         FINANCING ACTIVITIES                             448,555       226,301
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          (2,987)      173,416

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                        3,171        41,487
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                          $     184     $ 214,903
                                                        =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                             2000         1999
                                                           --------     --------

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                       $  4,501     $  1,532
                                                           ========     ========

       Taxes paid                                          $      0     $      0
                                                           ========     ========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for rent
          And accounts payable                             $      0     $ 20,000
                                                           ========     ========

       Cancellation of preferred stock                     $      0     $290,687
                                                           ========     ========

        See Accompanying Notes and Independent Accountants' Review Report

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

      Methods of Accounting

      The companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc. records the sale of trading securities on the "trade date".

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

      Net (Loss) Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Net (Loss) Per Share (Continued)

      dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 3 NOTES AND LOANS RECEIVABLE

                                                                      2000       1999
                                                                    -------    -------
      College Connection, Inc., DBA Stein's Bakery

        The loan dated September 9, 1999 requires monthly
        interest payments of $344 and a balloon payment of
        principal and interest on September 1, 2000. The company
        has not received any payments on the loan                   $37,500    $37,500

      National Healthcare Technology, Inc.

        On March 20, 2000 the company loaned National
        Healthcare Technology, Inc. $20,000.  The loan
        is unsecured, bears interest at 12% and is due on
        June 1, 2000.  In the event the note and accrued
        interest are not paid when due, then the company
        may elect to have National issue shares of its
        common stock (restricted) for the loan at a price
        to be agreed upon by both companies                          20,600          0

      Universal Services and Acquisitions, Inc.

        Open loan, no interest, collateral or due date               15,000      1,000
                                                                    -------    -------

                                                                    $73,100    $38,500
                                                                    =======    =======

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                              2000        1999
                                                             -------    -------

            Computer hardware                                $13,592    $10,841
            Computer software                                  4,785      4,785
                                                             -------    -------

                                                              18,377     15,626

                 Less accumulated depreciation                 7,242      3,211
                                                             -------    -------

                        Total property and equipment         $11,135     12,415
                                                             =======    =======

      The depreciation expense for the six months ended June 30, 2000 and 1999 was $2,082 and $170, respectively.

NOTE 5 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 6 INCOME TAXES

                                                                              2000         1999
                                                                           ---------     ---------
      (Loss) from operations before income taxes                           $(235,124)    $(373,068)
                                                                           ---------     ---------

      The provision for income taxes is estimated as follows:
               Currently payable                                           $       0     $       0
                                                                           ---------     ---------
               Deferred payable                                            $   1,200     $       0
                                                                           ---------     ---------
               Deferred asset                                              $ 130,500     $ (47,000)
                                                                           ---------     ---------

                         Estimated tax (refund)                            $ (11,423)    $ (47,000)
                                                                           =========     =========

      A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:
               Tax (refund) at U.S. Federal statutory income
                  tax rate                                                 $ (11,423)    $  47,000
                                                                           =========     =========

      Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
               The net deferred asset is:                                  $ 130,500     $  47,000
                                                                           =========     =========
               The net deferred tax liability is:                          $   1,200     $   2,098
                                                                           =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

NOTE 6 INCOME TAXES (CONTINUED)

      Temporary differences that give rise to deferred tax assets and liabilities included the following:

                                                                   Deferred Tax at June 30, 2000
                                                                    Assets            Liabilities
                                                                 ------------        ------------
               Net operating and capital losses carryforwards    $    261,000        $          0
               Property and equipment related                               0               1,200
                                                                 ------------        ------------
                                                                      261,000               1,200

               Less valuation allowance                               130,500                   0
                                                                 ------------        ------------

                    Total deferred taxes                         $    130,500        $      1,200
                                                                 ============        ============

               Balance, January 1, 2000                          $    120,500

               Applied to six months ended June 30, 2000               10,000
                                                                 ============

               Balance, June 30, 2000                            $    130,500
                                                                 ============

NOTE 7 TAX CARRYFORWARDS

      As of January 1, 2000, the company had net operating loss carryforwards of $679,810 and capital loss carryforwards in the amount of $28,560 which can be carryforward until the year 2019. Approximately $259,959 was used to reduce the June 30, 2000 taxable income.

NOTE 8 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9 INTEREST

      The company incurred interest expense for the six months ended June 30, 2000 and 1999 of $6,101 and $1,532, respectively.

NOTE 10 RENT

      The company rents its facilities on a month to month basis from an affiliated company. The rent expense for the six months ended June 30, 2000 and 1999 was $25,299 and $20,000, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

      Segment results for the six months ended June 30, 2000 are as follows:

                                              Stein's           20/20 Web
                                           Holdings, Inc.      Design, Inc.
                                           --------------      ------------

            Net sales                       $   241,331       $         0

            (Loss) from operations             (134,928)         (123,863)

            Assets                            1,066,328               119

            Capital expenditures                  2,751                 0

      A reconciliation from the segment information to the consolidated balances for (loss) from operations and assets is set forth below:

            Segment (loss) from operations                    $  (258,791)

            Consolidated (loss) from operations                  (258,791)

            Segment assets                                      1,066,447

            Consolidated total assets                           1,066,447

NOTE 13 STOCK OPTIONS

      The company does not have any stock options outstanding at June 30, 2000.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

NOTE 16 CASH IN BANK

      At June 30, 1999, the company had $214,903 deposited in one banking institution. Only $100,000 of the balance was insured by the Federal Deposit Insurance Corporation.

NOTE 17 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.