Form 10-Q
period 2000-09-30
STEINS HOLDINGS INC /NV/
filed 2000-11-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                          or

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

      Class                        Outstanding at September 30, 2000
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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.

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

Stein's Holdings, Inc. (the "Company"), formerly known as Vegas Ventures, Inc. and TeleMall Communications, Inc., acquired 100% of Multi-Source Capital, Ltd. in April, 1999, pursuant to which the Company's name was changed to "Stein's Holdings, Inc." At that time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery ("Stein's Bakery"), a wholesale and retail bakery operation located in Dallas, Texas. As of the date of this report, the proposed acquisition of Stein's Bakery has not occurred and most likely will not occur. Stein's Bakery filed for protection under Chapter 11 of the United States Bankruptcy Code on October 13, 2000. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company. In September, 1999, the Company lent $37,500 to the Bakery for the purchase of certain equipment. The Bakery agreed to make payments of interest only until September, 2000 when all accrued interest and unpaid principal are due. No payments were ever made and it is unlikely that the Company will be repaid this loan.

The Company has been investing its capital in the stock market and investigating other business opportunities that the Company may be interested in acquiring. To date, none of these other business activities have proven to be significantly attractive to the Company.

As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger. 20/20 Web is presently seeking a business to acquire. 20/20 Web lent $195,000 to Stein's Bakery in December, 1999 and has been attempting to secure repayment of the loan. Given the bankruptcy filing of Stein's Bakery, it is doubtful that the loan will be repaid or when it might be repaid. 20/20 Web wrote off the debt during the first quarter of 2000.

During the quarter ended September 30, 2000, the Company acquired 80% of the issued and outstanding shares of Universal Services and Acquisitions, Inc. ("USI"), a Colorado corporation, in exchange for agreeing to pay the legal, accounting and other fees necessary to make USI current under the reporting obligations of the Securities Exchange Act of 1934. The Company intends to make the necessary filings on behalf of USI and seek out suitable businesses to whom sell its interest in USI. The Company may also seek suitable merger candidates and merge USI with another company. At the present time, the Company has no candidates in mind with whom to sell or merge USI.

Results of Operations

The Company realized a net loss of ($166,470) from operations for the three month period ended September 30, 2000 compared to a gain of $36,962 for the three month period ended September 30, 1999. For the three month period ended September 30, 2000, the Company had revenues of ($70,013), composed primarily of unrealized losses on the securities it owns. During this period, the Company's subsidiaries had no revenues, compared to no revenues during the previous year's period. The subsidiaries' revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had revenues of $111,222 for the three month period ended September 30, 1999. The net loss per share for the three month period ended September 30, 2000 was ($.04) per share compared to a net gain per share of $.01 for the three month period ended September 30, 1999.

The Company realized a net loss of ($356,298) for the nine months ended September 30, 2000 compared to a net loss of ($284,610) for the nine months ended September 30, 1999. The Company had revenues of $171,318 for the nine month period ended September 30, 2000 compared to revenues of ($93,050) for the nine month period ended September 30, 1999. The net loss per share for the nine month period ended September 30, 2000 was ($.08) per share compared to a net loss per share of ($.11) for the nine month period ended September 30, 1999.

The Company had costs and expenses of $150,219 for the three month period ended September 30, 2000 compared to costs and expenses of $70,790 for the three month period ended September 30, 1999. The Company's expenses consist of salaries, professional fees, rent expense and interest expense along with general office expenses.

The Company's assets at September 30, 2000 were $678,278 compared to assets of approximately $735,000 at September 30, 1999. The difference is due to the market price fluctuation of securities owned by the Company. The Company's liabilities at September 30, 2000 were approximately $355,000 compared to liabilities of approximately $42,000 at September 30, 1999. Much of the difference between this two periods is due to the Company's margin account payable. The largest liability of the Company at September 30, 2000 is its margin account payable of approximately $261,000 compared to no margin account payable for the prior year's period. The Company's current liabilities at September 30, 2000 consist of its margin account payable of approximately

$261,000 and accounts payable of approximately $73,000. At September 30, 1999, the Company's current liabilities consisted of a note payable of $25,000 and corporation income taxes of approximately $14,000.

Total shareholder equity decreased from $653,071 at September 30, 1999 to $328,315 at September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2000, the Company had working capital of approximately $275,000 consisting of $632,992 in current assets and $355,449 in current liabilities. The Company had working capital of approximately $680,000 at September 30, 1999 consisting of $722,606 in current assets and $39,795 in current liabilities. The Company has adequate working capital for its current operations. if the Company is presented with other business opportunities, it may have to raise additional capital, of which there can be no assurance that it will be successful in locating other sources of capital or financing.

The Company had an agreement to acquire Stein's Bakery in Lewisville, Texas which given Stein's Bakery filing a petition under Chapter 11 of the United States Bankruptcy Code makes it highly probable that this acquisition will not be consummated. The Company intends to seek out other opportunities to acquire an operating business for the Company. The Company has sufficient assets to continue to operate its business at the present time.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

                            PART II OTHER INFORMATION

Items 1, 2, 3 and 4 are Inapplicable

Item 5. Other Matters.

      Resignation of Officers and Directors.

On October 27, 2000, the Company accepted the resignation of Irving M. Einhorn, Chairman of the Board. Mr. Einhorn resigned due to the lack of time to deal with the affairs of the Company. The Company appointed Mehrdad Alborz, an attorney in Los Angeles, to replace Mr. Einhorn until the annual meeting of shareholders and until his successor is elected and qualified. Mr. Alborz is a sole practitioner.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2000.

(b) Exhibits

99 Financial Statements for the periods ended September 30, 2000 and 1999 27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Stein's Holdings, Inc.


Date November 8, 2000          /s/ Charles Smith
                               ---------------------------------
                               Charles Smith, CEO, CFO

                             STEIN'S HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ..............................      1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets...................................      2

       Consolidated Statements of Operations.........................      3

       Consolidated Statement of Changes in Stockholders' Equity.....    4 - 5

       Consolidated Statements of Cash Flows.........................    6 - 7

       Notes to Consolidated Financial Statements....................   8 - 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of Stein's Holdings, Inc. as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stein's Holdings, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

October 16, 2000

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                     ASSETS

                                                                                          2000           1999
                                                                                      -----------    -----------
CURRENT ASSETS
       Cash and cash equivalents                                                      $       257    $   204,052
       Trading securities                                                                 427,261        428,596
       Notes receivable                                                                    22,200         38,500
       Loans receivable                                                                    10,774              0
       Corporation income tax refund                                                            0          9,458
       Deferred tax asset                                                                 172,500         42,000
                                                                                      -----------    -----------
            TOTAL CURRENT ASSETS                                                          632,992        722,606
PROPERTY AND EQUIPMENT                                                                     10,094         12,245
OTHER ASSETS
       Goodwill                                                                            35,192              0
                                                                                      -----------    -----------
            TOTAL ASSETS                                                              $   678,278    $   734,851
                                                                                      ===========    ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                          2000           1999
                                                                                      -----------    -----------
CURRENT LIABILITIES
       Accounts payable                                                               $    72,802    $       388
       Accrued liabilities                                                                  2,100              0
       Margin accounts payable                                                            260,547              0
       Note payable                                                                        20,000         25,000
       Corporation income taxes payable                                                         0         14,407
                                                                                      -----------    -----------
            TOTAL CURRENT LIABILITIES                                                     355,449         39,795
                                                                                      -----------    -----------
LONG-TERM LIABILITIES
       Deferred income tax payable                                                          1,200          2,098
                                                                                      -----------    -----------
MINORITY INTEREST (DEFICIENCY) IN
   CONSOLIDATED SUBSIDIARY                                                                 (6,686)        39,887
                                                                                      -----------    -----------
STOCKHOLDERS' EQUITY
       Convertible preferred stock
          Authorized 10,000,000 shares, par
            value $10 per share
          Issued and outstanding -0- shares                                                     0              0
       Common stock
          Authorized 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding
             4,401,166 shares at September 30, 2000                                         4,401              0
             4,379,230 shares at September 30, 1999                                             0          4,379
       Paid in capital in excess of par value of stock                                  2,924,005      2,568,508
       Retained earnings (deficit)                                                     (2,600,091)    (1,919,816)
                                                                                      -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                                                    328,315        653,071
                                                                                      -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                  $   678,278    $   734,851
                                                                                      ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     Three Months    Nine Months     Three Months   Nine Months
                                                                         Ended          Ended            Ended          Ended
                                                                     September 30,   September 30,   September 30,  September 30,
                                                                          2000           2000            1999           1999
                                                                      -----------    -----------      ---------      ---------
REVENUES
       Realized and unrealized gains (losses) on trading securities   $   (72,213)   $   167,832       $111,222      $ (98,677)
       Dividends and interest                                               2,200          3,486              0          5,627
                                                                      -----------    -----------      ---------      ---------

               TOTAL REVENUES                                             (70,013)       171,318        111,222        (93,050)
                                                                      -----------    -----------      ---------      ---------

COSTS AND EXPENSES
       Loss on worthless subsidiary                                             0        195,657              0              0
       General and administrative expenses                                140,360        415,057         70,790        238,053
       Interest expense                                                     9,859         15,960              0          1,532
                                                                      -----------    -----------      ---------      ---------

               TOTAL COSTS AND EXPENSES                                   150,219        626,674         70,790        239,585
                                                                      -----------    -----------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES
   (REFUND) AND MINORITY INTEREST                                        (220,232)      (455,356)        40,432       (332,635)

INCOME TAXES (REFUND)                                                     (42,000)       (53,424)         5,000        (42,000)
                                                                      -----------    -----------      ---------      ---------

INCOME (LOSS) BEFORE MINORITY INTEREST                                   (178,232)      (401,932)        35,432       (290,635)

MINORITY INTEREST IN (LOSS) OF SUBSIDIARY                                  11,762         45,634          1,530          6,025
                                                                      -----------    -----------      ---------      ---------

     NET INCOME (LOSS)                                                $  (166,470)   $  (356,298)      $ 36,962      $(284,610)
                                                                      ===========    ===========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE

       Basic and diluted                                              $      (.04)   $      (.08)      $    .01      $    (.11)
                                                                      ===========    ===========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                                4,401,166      4,401,166       2,478,605      2,478,605
                                                                      ===========    ===========       =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                                     Deficit
                                       Convertible                                 Paid in                         Accumulated
                                     Preferred Stock           Common Stock      Capital in        Retained          During
                                ------------------------   --------------------   Excess of        Earnings        Development
                                 Shares       Amount         Shares     Amount    Par Value       (Deficit)           Stage
                                ----------  ------------   ---------  ---------  -----------   --------------     -------------
BALANCE, JANUARY 1, 1999         510,000    $ 5,100,000       44,376   $   44     $1,189,154    $         0      $  (1,507,386)

CANCELLATION OF PREFERRED
   STOCK                        (510,000)    (5,100,000)           0        0        290,687              0                  0

ISSUANCE OF COMMON STOCK
   FOR SERVICES, AT PAR                0              0       62,500       62              0              0                  0

PRIVATE PLACEMENT OF STOCK
   THROUGH SUBSIDIARY
   COMPANIES                           0              0            0        0        227,140              0                  0

MERGER WITH 20/20 WEB
   DESIGN, INC                         0              0            0        0        177,566        (94,180)                 0

ISSUANCE OF COMMON STOCK
   FOR MERGER OF MULTI-SOURCE
   CAPITAL LTD                         0              0    4,247,754    4,248        560,986        (33,640)                 0

ISSUANCE OF COMMON STOCK FOR
       CASH                            0              0        5,000        5         24,995              0                  0
       RENT                            0              0        4,000        4         19,996              0                  0
       ACCOUNTS PAYABLE                0              0        2,000        2          9,998              0                  0

TRANSFER OF DEFICIT
   ACCUMULATED DURING
   DEVELOPMENT STAGE TO
   RETAINED EARNINGS                   0              0            0        0              0     (1,507,386)         1,507,386

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                                           Deficit
                                       Convertible                                        Paid in                        Accumulated
                                     Preferred Stock               Common Stock          Capital in       Retained         During
                                -----------------------       ---------------------      Excess of         Earnings      Development
                                 Shares         Amount         Shares       Amount       Par Value        (Deficit)         Stage
                                ---------     ---------       ---------   ---------     -----------      -----------     -----------
MERGER WITH 20/20 WEB
   DESIGN, INC                          0     $       0               0   $       0     $   278,386      $  (367,248)    $         0

ISSUANCE OF COMMON STOCK
   FOR
       CASH                             0             0          13,610          14          67,986                0               0
       ACCOUNTS PAYABLE                 0             0          11,926          12          75,131                0               0
       CONSULTING SERVICES              0             0          10,000          10           1,980                0               0

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 1999              0             0               0           0               0         (241,339)              0
                                ---------     ---------       ---------   ---------     -----------      -----------     -----------

BALANCE DECEMBER 31, 1999               0             0       4,401,166       4,401       2,924,005       (2,243,793)              0

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   SEPTEMBER 30, 2000                   0             0               0           0               0         (356,298)              0
                                ---------     ---------       ---------   ---------     -----------      -----------     -----------

BALANCE, SEPTEMBER 30, 2000             0     $       0       4,401,166   $   4,401     $ 2,924,005      $(2,600,091)    $         0
                                =========     =========       =========   =========     ===========      ===========     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                            2000         1999
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                        $(356,298)   $(284,610)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Depreciation                                    3,122        1,366
             Minority interest in (loss) of subsidiary     (45,634)      (6,025)
             Loss on investment in subsidiary              195,000            0
             Common stock issued for services                    0       20,000
       Changes in operating assets and liabilities:
             Trading securities                            (33,374)     263,202
             Corporation income tax refund                       0        9,458
             Accounts receivable                            28,136            0
             Deferred tax assets                           (52,413)     (42,000)
             Prepaid insurance                                 507            0
             Accounts payable                               67,508      (31,632)
             Accrued liabilities                               (57)      (1,197)
             Corporation income taxes payable               (5,177)           0
                                                         ---------    ---------

          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                   (198,680)     (71,438)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                  (2,751)      (7,469)
       Changes in notes and loans receivable                 5,527      (38,500)
       Acquisition of subsidiary                           (62,557)           0
                                                         ---------    ---------

          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES                                    (59,781)     (45,969)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings on margin accounts payable           260,547      (40,168)
       Proceeds from issuance of common stock                    0      320,140
       Repayment of note payable                            (5,000)           0
                                                         ---------    ---------

          NET CASH FLOWS PROVIDED BY
             FINANCING ACTIVITIES                          255,547      279,972
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (2,914)     162,565

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000      1999
                                                   -------   --------

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                             $ 3,171   $ 41,487
                                                   -------   --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                  $   257   $204,052
                                                   =======   ========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                               $13,860   $  1,532
                                                   =======   ========

       Taxes paid                                  $     0   $      0
                                                   =======   ========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for rent
          and accounts payable                     $     0   $ 20,000
                                                   =======   ========

       Cancellation of preferred stock             $     0   $290,687
                                                   =======   ========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Stein's Holdings, Inc., a Nevada corporation, was incorporated on November 3, 1986. The company's main activities and sources of income are derived from daily trading in the stock markets. 20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. are in the business of managing and acquiring subsidiary companies.

      Principles of Consolidation

      The consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiaries, 20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       Net (Loss) Per Share (Continued)

      dividing net income (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 3 NOTES RECEIVABLE

                                                                      2000      1999
                                                                    -------   -------
College Connection, Inc., DBA Stein's Bakery
         The loan dated September 9, 1999 requires monthly
         interest payments of $344 and a balloon payment of
         principal and interest on September 1, 2000. The company
         has not received any payments on
         the loan and wrote the loan off as uncollectible           $     0   $37,500

National Healthcare Technology, Inc.

         On March 20, 2000 the company loaned National
         Healthcare Technology, Inc. $20,000. The loan is
         unsecured, bears interest at 12% and is due on June 1,
         2000. In the event the note and accrued interest are
         not paid when due, then the company may elect to
         have National issue shares of its common stock
         (restricted) for the loan at a price to be agreed upon
         by both companies. As of September 30, 2000, the
         company has not elected to convert the loan into stock      22,200         0

Universal Services and Acquisitions, Inc.

         Open loan, no interest, collateral or due date                   0     1,000
                                                                    -------   -------

                                                                    $22,200   $38,500
                                                                    =======   =======

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

                                             2000      1999
                                           -------   -------

Computer hardware                          $13,592   $10,841
Computer software                            4,785     4,785
                                           -------   -------

                                            18,377    15,626

     Less accumulated depreciation           8,283     3,381
                                           -------   -------

            Total property and equipment   $10,094    12,245
                                           =======   =======

      The depreciation expense for the nine months ended September 30, 2000 and 1999 was $3,122 and $1,366 respectively.

NOTE 5 GOODWILL

      Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the company's net assets and will be amortized on a straight-line basis over forty years from September 30, 2000.

NOTE 6 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 7 INCOME TAXES

                                                                                     2000         1999
                                                                                  ---------    ---------
(Loss) from operations before income taxes                                        $(455,356)   $(332,635)
                                                                                  ---------    ---------

The provision for income taxes is estimated as follows:
         Currently payable                                                        $       0    $       0
                                                                                  ---------    ---------
         Deferred payable                                                         $   1,200    $       0
                                                                                  ---------    ---------
         Deferred asset                                                           $ 172,500    $ (42,000)
                                                                                  ---------    ---------
                   Estimated tax (refund)                                         $ (53,424)   $ (42,000)
                                                                                  =========    =========

               A reconciliation of the provision for income taxes
               compared with the amounts at the U.S. Federal statutory
               income tax rate was as follows:
                        Tax (refund) at U.S. Federal statutory income
                           tax rate                                               $ (53,424)   $ (42,000)
                                                                                  =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 7 INCOME TAXES (CONTINUED)

      Deferred income tax asset and liabilities reflect the
      impact of temporary differences between amounts
      of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured
      by tax laws
         The net deferred asset is:               $172,500           $42,000
                                                  ========           =======
         The net deferred tax liability is:       $  1,200           $ 2,098
                                                  ========           =======

      Temporary differences that give rise to deferred tax assets and liabilities included the following:

                                                         Deferred Tax
                                                      at September 30, 2000
                                                  ---------------------------
                                                   Assets         Liabilities
                                                  --------        -----------
Net operating and capital losses carryforwards    $345,000           $    0
Property and equipment related                           0            1,200
                                                  --------           ------
                                                   345,000            1,200

Less valuation allowance                           172,500                0
                                                  --------           ------

     Total deferred taxes                         $172,500           $1,200
                                                  ========           ======

Balance, January 1, 2000                          $120,500

Applied to nine months ended September 30, 2000     52,000
                                                  --------

Balance, September 30, 2000                       $172,500
                                                  ========

NOTE 8 NET OPERATING LOSS CARRYFORWARD

      As of January 1, 2000, the company had net operating loss carryforwards of $679,810 and capital loss carryforwards in the amount of $28,560 which can be carried forward until the year 2019.

NOTE 9 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 10 INTEREST

      The company incurred interest expense for the nine months ended September 30, 2000 and 1999 of $9,859 and $1,532, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 11 RENT

      The company rents its facilities on a month to month basis. The rent expense for the nine months ended September 30, 2000 and 1999 was $29,629 and $20,000, respectively.

NOTE 12 INSURANCE

      The company does not carry liability or worker's compensation insurance.

NOTE 13 SEGMENT REPORTING

      The company has two reportable segments:

            Stein's Holdings, Inc. - Trading securities.

            20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc.
            - management of subsidiary company operations.

      The company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated.

      Segment results for the nine months ended September 30, 2000 are as follows:

                                                          20/20 Web Design, Inc.
                                           Stein's        and Universal Services
                                        Holdings, Inc.    and Acquisitions, Inc.
                                        --------------    ----------------------
Net sales                                 $ 167,833              $      0

(Loss) from continuing operations          (226,259)              (32,515)

Assets                                      678,189                    89

Capital expenditures                          2,751                     0

      A reconciliation from the segment information to the consolidated balances for (loss) from operations and assets is set forth below:

Segment (loss) from operations                                        $(258,774)

Consolidated (loss) from continuing operations                         (258,774)

Segment assets                                                          678,278

Consolidated total assets                                               678,278

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 14 STOCK OPTIONS

      The company does not have any stock options outstanding at September 30, 2000.

NOTE 15 LOSS ON WORTHLESS SUBSIDIARY

      Management believes the investment in Stein's Cake Box Inc. is uncollectible and therefore elected to write-off the $195,657 investment as uncollectible.

NOTE 16 CASH IN BANK

      At September 30, 1999, the company had $203,785 deposited in one banking institution. Only $100,000 of the balance was insured by the Federal Deposit Insurance Corporation.

NOTE 17 BUSINESS COMBINATION - UNIVERSAL SERVICES AND ACQUISITIONS, INC.

      On September 30, 2000, the company completed its acquisition of Universal Services and Acquisitions, Inc. (Universal). Universal is in the business of managing and acquiring subsidiary companies. The acquisition, recorded under the purchase method of accounting, included the purchase of 8,930,000 shares of stock for $29,000 plus assumed liabilities. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the balance allocated to goodwill.

      The following unaudited pro forma summary presents information as if Universal had been acquired as of the beginning of Stein's Holding, Inc. fiscal years 1999 and 1998. The pro forma amounts include certain adjustments, primarily to recognize amortization, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:

                                                                      Nine Months Ended
                                           1999           1998       September 30, 2000
                                        ----------     ----------    ------------------
Revenues                                  $  (3,417)      $   0             $ 171,318

Net income (loss) after
   Amortization of goodwill                (242,219)       (880)             (356,958)

Earnings (loss) per share
   Basic and diluted                      $    (.06)      $(.00)            $    (.08)

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 18 BUSINESS COMBINATION - MULTI-SOURCE CAPITAL LTD.

      In May 1999, the company completed a merger with Multi-Source Capital Ltd. by exchanging 4,247,754 shares of Section 144 restricted common stock for 100% of the outstanding shares of Multi-Source Capital Ltd.

      The merger has been accounted for as a pooling of interest and the company recorded the merger as follows:

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

NOTE 19 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of September 30, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.