Form 10KSB
period 2000-12-31
STEINS HOLDINGS INC /NV/
filed 2001-04-02
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

                       Commission File Number: 33-11986-LA
                                               -----------

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2000 were 4,401,166. The aggregate number of shares of the voting stock held by non-affiliates on March 29, 2001 was 690,302. The market value of these shares, computed by reference to the market closing price on March 29, 2001 was $213,993. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of the issuer's common stock as of March 29, 2001 was 4,402,046.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A) General

Stein's Holdings, Inc. (the "Company"), formerly known as "Vegas Ventures, Inc." and "TeleMall Communications, Inc." was engaged in developing its business plan, marketing analysis and extensive promotional, marketing and advertising efforts in 1996, after its acquisition of TeleMall Network, Inc. The Company intended to create and implement an inter-active home office business systems during the later part of 1996 and early 1997. By late 1996, it became apparent that the Company was not seeing any success in its proposed inter-active home office business system. The Company had expended all its capital in these failed ventures and was subsequently unable to raise any additional capital to fund its operations. By February, 1997, the Company had ceased operations and closed down its office, letting all of its employees go since it could no longer afford to pay them. At that time, most of the officers and directors of the Company resigned.

For most of 1997 and all of 1998, the Company was an inactive/dormant company. In early 1999, its Board of Directors entered into negotiations to acquire Multi-Source Capital, Ltd. ("MSC"), a Colorado corporation. As a condition to completing that acquisition, the Company's shareholders approved a 200-to-1 reverse stock split and changed the Company's name to "Stein's Holdings, Inc." MSC was a company engaged in web design, through a wholly owned subsidiary, 20/20 Web Design, Inc., import/export, business consulting and related services. Also, MSC had entered into an agreement with College Connection, Inc. dba Stein's Bakery, Inc. ("Bakery") in Lewisville, Texas to acquire its bakery operations. As part of that proposed acquisition, MSC had to raise $1,200,000 to pay off certain liabilities of the Bakery. MSC assigned that contract to the Company as part of its acquisition. MSC also transferred assets, consisting mostly of cash and securities, to the Company in exchange for the issuance of 4,247,754 shares of the Company's stock to the MSC shareholders. As part of this transaction, two of the former Board members resigned. The size of the Board was increased to five and four new directors were appointed to the Board.

B) Narrative Description of Business

During 1999, the Company, after acquiring MSC, began hiring employees and rented office space to conduct its operations. The Company also consulted with the Bakery and assisted the Bakery in managing its operations. Since its acquisition of MSC, the Company was unsuccessful in completing its acquisition of the Bakery. The Bakery filed for protection under Chapter 11 of the united States Bankruptcy Code in October, 2000 which case was subsequently converted to a Chapter 7 case. The Bakery ceased operations in February, 2001. A loan of $195,000 was made to the Bakery through the Company's subsidiary, 20/20 Web Design, Inc. ("20/20 Web"), which loan has been written off. The Company also wrote off a loan of $37,500 it made to the Bakery. At the present time, the Company is utilizing its capital to fund its operations as it seeks other business opportunities. Management will continue its consideration of opportunities to establish a business for the Company.

The Company has two subsidiaries: 20/20 Web Design, Inc. ("20/20 Web") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation traded on the Electronic Bulletin Board under "TWEB." 20/20 Web established a subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation, to engage in business with certain retail convenience stores in Texas through leasing production facilities through the Bakery. 20/20 Web lent $195,000 to Cake Box to fund its acquisition of these contracts from the Bakery. Since the transaction was not consummated, the money was to be repaid to 20/20 Web. However, given the bankruptcy of the Bakery, it is unlikely that 20/20 Web will ever be repaid anything.

In February, 2001, 20/20 Web entered into a letter of intent to acquire BentleyTel.com, Inc. ("BentleyTel"), a Nevada corporation. As part of the proposed transaction, the Company will be paid a finder's fee of $500,000. In addition, the Company, upon closing of the transaction, will return certain of the 8,620,000 shares of 20/20 Web it owns. The Company will retain five percent of the shares in 20/20 Web it owns as well as registering for distribution an additional five percent of the shares it owns in 20/20 Web to its shareholders as previously announced. The transaction is expected to close on or about March 31, 2001 and the Company anticipates receiving its finder's fee shortly thereafter, at which time it will return certain shares of its stock to 20/20 Web. The money the Company receives will be used to fund the Company's operations and to locate a suitable business to acquire.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. The Company, in exchange for agreeing to pay all the costs required to make USV a reporting company, which required the Company to pay all the legal and accounting expenses necessary to bring USV current, received 90% of the issued and outstanding shares of USV. The Company has been bringing USV current in its reporting obligations and anticipates locating a suitable merger candidate for USV in the near future 2001.

As of December 31, 2000, the Company had no employees.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM" and since April, 1999, under the symbol "SNHS". The following table reflects the high and low quarterly bid prices for 2000. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                              High Bid            Low Bid
--------------------------------------------------------------------------------
1st Qtr 2000                         10.00              2.00
--------------------------------------------------------------------------------
2nd Qtr 2000                          4.00              2.00
--------------------------------------------------------------------------------
3rd Qtr 2000                          5.00              2.00
--------------------------------------------------------------------------------
4th Qtr 2000                          1.37               .31
--------------------------------------------------------------------------------

As of December 31, 2000, the Company had 4,401,166 shares of its common stock issued and outstanding, of which 690,302 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of March 29, 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive/dormant. The Company appointed new management after its acquisition of MSC and rented office space. In 1999, the Company lent $37,500 to the Bakery, whose sole officer and director was Randy Sutton, former President of the Company. The Bakery failed to repay the loan when due in September, 2000 and subsequently filed bankruptcy. In addition, the Company's subsidiary, 20/20 Web, lent $195,000 to Stein's Cake Box ("Cake Box"), a Nevada corporation which was formed by 20/20 Web to acquire certain contracts owned by the Bakery. That loan has also not been paid and has been written off.

For the year ended December 31, 2000, the Company had revenues of $104,749. The revenues are comprised of gains on trading securities of $98,287 and dividends and interest of $6,462. For the year ended December 31, 1999, the Company had revenues of ($31,553) which was composed of losses on trading securities of ($37,180), revenues from website design of $2,500, and dividends and interest of $3,127.

For the year ended December 31, 2000, the Company had expenses of $537,991 compared to expenses of $347,509 for the year ended December 31, 1999. The Company's expenses for the year ended December 31, 2000 consisted primarily of general and administrative expenses of approximately $520,000 and interest expenses of approximately $18,000. The expenses for the year ended December 31,

1999 consisted primarily of general and administrative expenses of approximately $346,000 and interest expense of approximately $1,500.

The Company's net loss from continuing operations before income taxes (benefit) for the year ended December 31, 2000 was ($433,242) compared to a net loss of ($379,062) for the year ended December 31, 1999. After recognizing a tax benefit of $79,100 for the year ended December 31, 2000 and $130,215 for the year ended December 31, 1999, the Company's net losses from continuing operations were ($354,142) and ($248,847), respectively. For the year ended December 31, 2000, the Company recognized a loss of ($195,657) from discontinued operations due to the loss of its investment, through its subsidiary 20/20 Web Design, Inc., in the proposed bakery operations discussed above, compared to no loss from discontinued operations for the prior year. The net losses from all operations, continuing and discontinued, for the periods ended December 31, 2000 and December 31, 1999 were ($549,799) and ($248,321), respectively. After allowing for the Company's minority interest in its subsidiaries of $38,948 for the present year and $6,982 for the prior year, the Company's net loss for the years ended December 31, 2000 and December 31, 1999 was ($510,851) and ($241,339),
respectively.

The net loss per share for the periods ended December 31, 2000 and December 31, 1999 on continuing operations was $(.08) and $(.06), respectively and the loss for discontinued operations for the same periods was $(.04) and zero, respectively. Total net loss for the periods ended December 31, 2000 and December 31, 1999 was $(.12) and $(.06), respectively.

At December 31, 2000, shareholder equity totaled $173,762 compared to shareholder equity of $684,613 at December 31, 1999. This decrease in shareholder equity is due primarily to the write-off the Company's investment in the proposed bakery operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had working capital of approximately $131,000 which consisted of current assets of approximately $315,000 and current liabilities of approximately $184,000. The Company's current assets at December 31, 2000 were approximately $315,000 which consisted of cash of $329, trading securities of approximately $140,00, a deferred tax asset of approximately $159,000, and a note receivable of approximately $16,000. At December 31, 1999, the Company had current assets of approximately $584,000 which consisted of trading securities of approximately $394,000, deferred tax asset of approximately $120,000, accounts receivable of approximately $28,000, a note receivable of $37,500 to a related entity and cash of approximately $3,200. At December 31, 2000, the Company had current liabilities of approximately $184,000 as compared to approximately $350,000 at December 31, 1999. The current liabilities of the Company at December 31, 2000 are composed primarily of accounts payable of $93,300, its margin accounts payable of approximately $68,000 and a note payable of $20,000. The current liabilities of the Company at December 31, 1999 consisted of approximately $312,000 in accounts payable relating to the bakery operations, a note payable of $25,000 and trade payables of approximately $5,400.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was dependent upon revenues realized from trading securities for its own account during the year ended December 31, 2000. Due to the present and ongoing instability in the financial markets, the Company experienced substantial losses in its trading activities. The Company continues to seek a business opportunity that will allow it to generate revenues to fund its operations but has not suitable candidates under review at the present time. The Company will continue to seek suitable merger candidates for its subsidiaries which should also result in revenues for the Company if merger are consummated.

While the Company has adequate working capital for its current operations but will need additional working capital in 2001. Since the proposed acquisition of Stein's Bakery was not completed, the Company is seeking other opportunities to acquire an operating business for the Company. The Company has sufficient assets to continue to operate its business at the present time. The Company anticipates receiving $500,000 in connection with the proposed merger by and between 20/20 Web and BentleyTel. This should be received during the second quarter of 2001. The Company is also seeking a potential merger candidate for USV but at present, has not located a suitable merger candidate.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries. If the proposed merger by and between 20/20 Web Design and BentleyTel is completed, then the Company will receive $500,000 as a finder's fee in connection with that transaction. This will provide the Company with the funds to pay its expenses as well as those of its remaining subsidiaries. In the event that the acquisition of BentleyTel does not occur, the Company will seek other sources of financing. The Company will seek to locate other potential acquisitions for its subsidiaries.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company's balance sheet as of December 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Position                 Term(s) of Office
----                       --------                 -----------------

Charles Smith              Director, CEO, CFO       May 15, 2000 to the present

James Smith                Director                 April 1, 1999 to the present

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

JAMES H. SMITH: Mr. Smith has over 30 years of experience in automotive, electronic component manufacturing and distribution, and pharmaceutical wholesaling. Currently, Mr. Smith is chief operations officer of Nexion, Inc. after serving in that capacity at Decision Dynamix Corporation. Prior to that, Mr. Smith served as the president for McKesson Drug Company, which is an $11 billion wholesaler of pharmaceutical and generic products, home health care, and health and beauty care products. Prior to McKesson, Mr. Smith served as the president for the world's largest electronic component distributor, Hamilton Hallmark, which is a division of Avnet, Inc. Mr. Smith led the consolidation of Hamilton/Avnet with its third largest competitor, Hallmark Electronics. Mr. Smith also served as corporate senior vice president of Avnet, Inc.

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

Mr. Smith is also a director of 20/20 Web Design, Inc., a company in which the Company is majority shareholder, traded on the OTC Bulletin Board under the symbol "TWEB" as well as being an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT." Mr. Smith graduated from Michigan State University with a Bachelor of Arts in Economics.

CHRISTOPHER BURNELL. Mr. Burnell joined the Company as a director in April, 1999. Mr. Burnell is presently COO of 20/20 Web Design, Inc., a company in which the Company is the majority shareholder and which trades on the OTC Electronic Bulletin Board under the symbol "TWEB." Mr. Burnell presently is co-owner of a Play It Again Sports store in Escondido, California. Mr. Burnell previously held Series 7, 63 and 24 licenses from the National Association of Securities Dealers, Inc. ("NASD") and worked for several NASD member firms.

Mr. Burnell attended Southwestern College and Grossmont College.

CHARLES SMITH. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters.

Mr. Smith's business affiliations during the last five years are as follow:
Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; Sole proprietor as a Certified Public Accountant - 1983 to the present; Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present; Sole officer and director - Asset Servicing Corporation - a leasing company - 1998 to present; Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present.

Mr. Smith is presently CEO and CFO of 20/20 Web Design, Inc., a company in which the Company is the majority shareholder and which trades on the OTC Electronic Bulletin Board under the symbol "TWEB."

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Item 10. Executive Compensation.

During fiscal 2000, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company, with the exception of Mr. Burnell who worked for the Company for the month of January and received salary of $4,000. Mr. Burnell resigned in February, 2000 to open his own sporting goods store and did not receive any additional salary for 2000.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                                Filed Reports
----

Irving M. Einhorn          Director                                No
James Smith                Director                                Yes
Isa Capital Corp.          Shareholder                             Yes

Charles Smith              Director, CEO, CFO                      No
Christopher Burnell        Director, Secretary                     Yes

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 4,401,166 shares of the Company's common stock issued and outstanding on December 31, 2000. No preferred shares were issued and outstanding at December 31, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                                      Amount
Name and Address of              of Common Shares
Beneficial Owner                  Currently Owned    Percent
----------------                  ---------------    -------

Christopher Burnell (1)             167,000             3.79
21800 Oxnard Street #440
Woodland Hills CA 91367

James Smith (1)                     168,898             3.84
21800 Oxnard Street #440
Woodland Hills CA 91367

Charles Smith (1)                         0             0.00
21800 Oxnard Street #440
Woodland Hills CA 91367

Tisa Capital Corp.                3,374,966            76.68
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (3)                      335,898             7.63

----------
(1)   Denotes officer and/or director.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company shares office space with its attorney and with a related entity. It provides office space to its subsidiary, 20/20 Web Design, Inc., of which it owns 80%, at no charge. The Company's portion of the rent is approximately $1,500 per month and the lease runs through November, 2002.

In April, 1999, the Company acquired a private company, Multi-Source Capital Ltd. ("MSC"), a Colorado corporation, by issuing 4,247,754 (post-split) shares of its common stock to MSC's shareholders in exchange for the transfer of assets worth approximately $530,000. As part of this transaction, the two of the Company's former officers and directors resigned and a new slate of officers and directors were elected and appointed. As part of this acquisition, the shareholders of the Company approved a 200-for-1 stock split and the name of the Company was changed to Stein's Holdings, Inc. At this time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. That transaction was not completed and the bakery is presently in bankruptcy.

As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger.

As part of its efforts to acquire Stein's Bakery, the Company lent $37,500 to Stein's Bakery, which loan was written off during the year ended December 31, 2000 due to the Bakery's bankruptcy. In addition, the Company guaranteed an obligation of Stein's Bakery in the principal amount of $25,000. If Stein's Bakery does not pay this debt, the Company will remain obligated to pay this debt. In addition, 20/20 Web Design, Inc. lent $195,000 to Stein's Cake Box, Inc., a related entity of Stein's Bakery, which loan was also written off in 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated January 10, 2001
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001                          STEIN'S HOLDINGS, INC.


                                        /s/ Charles Smith
                                        ----------------------------------------
                                        Charles Smith, CEO, CFO, Director

March 29, 2001                          /s/ Christopher Burnell
                                        ----------------------------------------
                                        Christopher Burnell, COO, Director


March 29, 2001                          /s/ James Smith
                                        ----------------------------------------
                                        James Smith, Director

                             STEIN'S HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .......................................         1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets..................................         2

       Consolidated Statements of Operations........................         3

       Consolidated Statement of Stockholders' Equity...............         4

       Consolidated Statements of Cash Flows........................       5 - 6

       Notes to Consolidated Financial Statements...................      7 - 17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Stein's Holdings, Inc. (A Nevada Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stein's Holdings, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Moffitt & Company, P.C.
Scottsdale, Arizona

January 10, 2001

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                        2000              1999
                                                    ----------        ----------

CURRENT ASSETS
  Cash and cash equivalents                         $      329        $    3,171
  Trading securities                                   139,912           393,887
  Accounts receivable                                        0            28,136
  Loans and notes receivable
    Related entities                                    15,573            37,500
    Other                                                    0             1,000
  Deferred tax asset                                   159,000           120,087
  Prepaid insurance                                          0               507
                                                    ----------        ----------

      TOTAL CURRENT ASSETS                             314,814           584,288

PROPERTY AND EQUIPMENT                                   8,953           490,669

OTHER ASSETS
  Goodwill                                              34,933                 0
                                                    ----------        ----------

      TOTAL ASSETS                                  $  358,700        $1,074,957
                                                    ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2000           1999
                                                     -----------    -----------

CURRENT LIABILITIES
   Accounts payable
     Trade                                           $    93,300    $     5,394
     Related entity                                            0        312,468
   Accrued liabilities and payroll taxes                   2,600          2,157
   Margin accounts payable                                67,938              0
   Note payable                                           20,000         25,000
   Corporation income taxes payable                            0          4,949
                                                     -----------    -----------

        TOTAL CURRENT LIABILITIES                        183,838        349,968
                                                     -----------    -----------

LONG-TERM LIABILITIES
   Deferred income tax payable                             1,100          1,428
                                                     -----------    -----------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                                    0         38,948
                                                     -----------    -----------

CONTINGENCY                                                   --             --

STOCKHOLDERS' EQUITY
   Convertible preferred stock
     Authorized 10,000,000 shares, par
      value $10 per share
     Issued and outstanding - 0- shares                        0              0
   Common stock
     Authorized 50,000,000 shares, par
        value $.001 per share
     Issued and outstanding - 4,401,166 shares             4,401          4,401
   Paid in capital in excess of par value of stock     2,924,005      2,924,005
   Retained earnings (deficit)                        (2,754,644)    (2,243,793)
                                                     -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                       173,762        684,613
                                                     -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                      $   358,700    $ 1,074,957
                                                     ===========    ===========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      Restated
                                                        2000            1999
                                                    -----------     -----------
REVENUES
  Gains (losses) on trading securities              $    98,287     $   (37,180)
  Website design                                              0           2,500
  Dividends, interest and other                           6,462           3,127
                                                    -----------     -----------

      TOTAL REVENUES (DEFICIT)                          104,749         (31,553)
                                                    -----------     -----------

COSTS AND EXPENSES
  General and administrative expenses                   520,160         345,977
  Interest expense                                       17,831           1,532
                                                    -----------     -----------

      TOTAL COSTS AND EXPENSES                          537,991         347,509
                                                    -----------     -----------
(LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES (BENEFIT)                         (433,242)       (379,062)

PROVISIONS FOR INCOME TAXES (BENEFIT)                   (79,100)       (130,215)
                                                    -----------     -----------

(LOSS) FROM CONTINUING OPERATIONS                      (354,142)       (248,847)
                                                    -----------     -----------

DISCONTINUED OPERATIONS
  Loss on liquidation of investment in
    Stein's Cake Box, Inc.                             (195,657)              0
  Income on investment in Stein's
    Cake Box, Inc., less applicable
    income taxes                                              0             526
                                                    -----------     -----------

      TOTAL DISCONTINUED OPERATIONS                    (195,657)            526
                                                    -----------     -----------

(LOSS) BEFORE MINORITY INTEREST                        (549,799)       (248,321)

MINORITY INTEREST IN (LOSS) OF SUBSIDIARIES              38,948           6,982
                                                    -----------     -----------

  NET (LOSS)                                        $  (510,851)    $  (241,339)
                                                    ===========     ===========

NET (LOSS) PER COMMON SHARE

  Basic and diluted:

    Continuing operations                           $      (.08)    $      (.06)
    Discontinued operations                                (.04)            .00
                                                    -----------     -----------

      Total                                         $      (.12)    $      (.06)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING

  Basic and diluted                                   4,401,166       4,369,218
                                                    ===========     ===========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                Convertible Preferred Stock          Common Stock
                                ---------------------------   -------------------------
                                   Shares          Amount        Shares        Amount
                                -----------    ------------   -----------   -----------
BALANCE, JANUARY 1, 1999            510,000    $ 5,100,000         44,376   $        44

TRANSFER OF DEFICIT ACCUMU-
   LATED DURING THE DEVELOP-
   MENT STAGE TO RETAINED
   EARNINGS                               0              0              0             0

CANCELLATION OF PREFERRED
   STOCK                           (510,000)    (5,100,000)             0             0

ISSUANCE OF COMMON STOCK
   FOR SERVICES, AT PAR VALUE             0              0         62,500            62

PRIVATE PLACEMENT OF STOCK
   THROUGH SUBSIDIARY
   COMPANIES                              0              0              0             0

MERGER WITH 20/20 WEB
   DESIGN, INC                            0              0              0             0

ISSUANCE OF COMMON STOCK
   FOR MERGER OF MULTI-
   SOURCE CAPITAL LTD                     0              0      4,247,754         4,248

ISSUANCE OF COMMON STOCK
   FOR
      CASH                                0              0         18,610            19
      RENT                                0              0         15,926            16
      ACCOUNTS PAYABLE                    0              0         12,000            12

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 1999                0              0              0             0
                                -----------    -----------    -----------   -----------

BALANCE, DECEMBER 31, 1999                0              0      4,401,166         4,401

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 2000                0              0              0             0
                                -----------    -----------    -----------   -----------

BALANCE, DECEMBER 31, 2000                0    $         0      4,401,166   $     4,401
                                ===========    ===========    ===========   ===========

                                                                     Deficit
                                         Paid in                   Accumulated
                                        Capital in    Retained        During
                                        Excess of     Earnings     Development
                                        Par Value     (Deficit)       Stage
                                       -----------   -----------    -----------
BALANCE, JANUARY 1, 1999               $ 1,189,154   $         0    $(1,507,386)

TRANSFER OF DEFICIT ACCUMU-
   LATED DURING THE DEVELOP-
   MENT STAGE TO RETAINED
   EARNINGS                                      0    (1,507,386)     1,507,386

CANCELLATION OF PREFERRED
   STOCK                                   290,687             0              0

ISSUANCE OF COMMON STOCK
   FOR SERVICES, AT PAR VALUE 0                  0             0              0

PRIVATE PLACEMENT OF STOCK
   THROUGH SUBSIDIARY
   COMPANIES                               227,140      (461,428)             0

MERGER WITH 20/20 WEB
   DESIGN, INC                             455,952       (33,640)             0

ISSUANCE OF COMMON STOCK
   FOR MERGER OF MULTI-
   SOURCE CAPITAL LTD                      560,986             0              0

ISSUANCE OF COMMON STOCK
   FOR
      CASH                                  92,981             0              0
      RENT                                  95,127             0              0
      ACCOUNTS PAYABLE                      11,978             0              0

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 1999                       0      (241,339)             0
                                       -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999               2,924,005    (2,243,793)             0

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 2000                       0      (502,451)             0
                                       -----------   -----------    -----------

BALANCE, DECEMBER 31, 2000             $ 2,924,005   $(2,746,244)   $         0
                                       ===========   ===========    ===========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            2000         1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                            $(510,851)   $(241,339)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
       Depreciation and amortization                         4,483        3,692
       Minority interest in (loss) of subsidiary           (38,948)      (6,982)
       Loss on investment in subsidiary                    195,657            0
       Common stock issued for services and rent                 0       76,217
   Deferred tax assets                                     (38,913)    (120,087)
   Changes in operating assets and liabilities:
       Trading securities                                  253,975      176,639
       Accounts receivable                                  28,136      (28,136)
       Prepaid insurance                                       507         (507)
       Accounts payable                                     87,906       32,184
       Accrued liabilities and payroll taxes                   443          960
       Corporation income taxes payable                     (5,277)     (10,128)
                                                         ---------    ---------

      NET CASH (USED) BY OPERATING ACTIVITIES              (22,882)    (117,487)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (2,751)    (202,469)
   Changes in loans receivable                              22,927      (38,500)
   Acquisition of subsidiary                               (63,074)           0
                                                         ---------    ---------

      NET CASH (USED) BY INVESTING ACTIVITIES              (42,898)    (240,969)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on margin accounts payable                67,938            0
   Proceeds from issuance of common stock                        0      320,140
   Repayment of note payable                                (5,000)           0
                                                         ---------    ---------

      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                           62,938      320,140
                                                         ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,842)     (38,316)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                           3,171       41,487
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                             $     329    $   3,171
                                                         =========    =========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000        1999
                                                            --------    --------

SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION

    Interest paid                                           $ 15,831    $  1,532
                                                            ========    ========

    Taxes paid                                              $      0    $      0
                                                            ========    ========

NON CASH INVESTING AND FINANCING
  ACTIVITIES

    Related party payable for acquisition of
      property and equipment                                $      0    $285,204
                                                            ========    ========

    Issuance of common stock for services and rent          $      0    $ 76,217
                                                            ========    ========

    Cancellation of preferred stock                         $      0    $290,687
                                                            ========    ========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

            Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

            20/20 Web Design, Inc. - The Company acquired 80% ownership in this company in March 1999.

            Stein's Cake Box, Inc. - Became a wholly owned subsidiary of 20/20 Web Design, Inc. in December 1999.

      In September 2000, the Company acquired 90% ownership in Universal Services and Acquisitions, Inc.

      Nature of Business

      Stein's Holdings, Inc. main activities and sources of income are derived from daily trading in the stock markets.

      20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. are in the business of managing and acquiring subsidiary companies.

      Stein's Cake Box, Inc. sold bakery products to retail establishments in the Dallas, Texas, metropolitan area. It ceased operations in January 2000.

      Principles of Consolidation

      The December 31, 2000 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc. and 90% owned subsidiary, Universal Services and Acquisitions, Inc.

      The December 31, 1999 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc. and its 100% owned subsidiary, Stein's Cake Box, Inc.

      All material inter-company accounts and transactions have been eliminated.

      Methods of Accounting

      The Companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc. records the sale of trading securities on the "trade date".

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income Taxes (Continued)

      enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Compensated Absences

      Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. The accrued vacation pay during each period presented is considered immaterial and accordingly, no liability has been recorded in the accompanying financial statements.

      Net Loss Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates that the fair value of all financial instruments at December 31, 2000 and 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3 NOTE RECEIVABLE

      The loan to College Connection, Inc., DBA Stein's Bakery, was dated September 9, 1999 and required monthly interest payments of $344 and a balloon payment of principal and interest on September 1, 2000. Stein's Bakery filed for Bankruptcy protection and the Company did not receive its required payments. The Company wrote off the loan as uncollectible.


            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                               2000       1999
                                                             --------   --------

            Computer hardware                                $ 13,592   $ 10,841
            Computer software                                   4,785      4,785
            Construction in process                                 0    480,204
                                                             --------   --------

                                                               18,377    495,830

              Less accumulated depreciation                     9,424      5,161
                                                             --------   --------

                Total property and equipment                 $  8,953   $490,669
                                                             ========   ========

      The depreciation expense for the years ended December 31, 2000 and 1999 was $4,263 and $3,634, respectively.

NOTE 5 GOODWILL

      Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the Company's net assets and is being amortized on a straight-line basis over forty years.

      The Company recorded $220 of amortization for the year ended December 31, 2000.

NOTE 6 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 7 INCOME TAXES

                                                           2000          1999
                                                        ---------     ---------

      (Loss) from continuing operations
        before income taxes                             $(628,899)    $(379,062)
                                                        ---------     ---------

      The provision for income taxes is
        estimated as follows:
          Currently payable or (benefit)                $       0     $       0
                                                        ---------     ---------
          Deferred payable or (benefit)                   (79,100)     (130,215)
                                                        ---------     ---------

      A reconciliation of the provision for income taxes compared with the amounts at the U.S.
      Federal statutory rate was as follows:

                             STEIN'S HOLDINGS, INC.

            See Accompanying Notes and Independent Auditors' Report.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 7 INCOME TAXES (CONTINUED)

                                                                 2000         1999
                                                              ---------    ---------
            Tax refund at U.S. Federal
              statutory income tax rate                       $       0    $       0
            Tax refund on net operating
              loss carryforward                                 (79,100)    (130,215)
                                                              ---------    ---------

                                                              $ (79,100)   $(130,215)
                                                              =========    =========

      Deferred income tax asset and liabilities reflect the
      impact of temporary differences between amounts
      of assets and liabilities for financial reporting
      purposes and the basis of such assets and
      liabilities as measured by tax laws.
            The net deferred tax asset is:                    $ 159,000    $ 120,087
                                                              =========    =========
            The net deferred liability is:                    $   1,100    $   6,377
                                                              =========    =========

      Temporary differences that give use to deferred tax assets and liabilities included the following:

                                                                   Deferred Tax
                                                              -----------------------
                                                                Assets    Liabilities
                                                              ---------    ----------
            Net operating loss                                $ 318,000    $       0
            Property and equipment related                            0        6,377
                                                              ---------    ---------
                                                                318,000    $   6,377
                                                                           =========

            Less valuation allowance                            159,000
                                                              ---------

            Total deferred taxes                              $ 159,000
                                                              =========

            Balance, Beginning of year                        $ 120,050    $ 495,121
            Less adjustments due to merger                            0      (63,876)
            Current year reduction due to managements'
              estimate of future profits due to mergers
              and new subsidiary                                      0     (311,195)
            Addition for year                                    38,950            0
                                                              ---------    ---------

              Balance, end of year                            $ 159,000    $ 120,050
                                                              =========    =========

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

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 8 TAX CARRYFORWARDS (CONTINUED)

                            Amount           Expiration Date
                         ----------          ---------------

                         $   17,910               2003
                              9,297               2004
                                500               2005
                              4,363               2006
                             59,049               2007
                            281,412               2011
                             94,200               2018
                            431,342               2019
                            597,000               2020
                         ----------

                         $1,498,364
                         ==========

NOTE 9 CONVERTIBLE PREFERRED STOCK

      The Company canceled the outstanding preferred stock in exchange for the mutual funds and inventory that the Company owned at December 31, 1998.

NOTE 10 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 11 INTEREST

      The Company incurred interest expense for the years ended December 31, 2000 and 1999 of $17,831 and $1,532, respectively.

NOTE 12 RENT

      The Company rents its facilities on a month to month basis from an affiliated company. The rent expense for the years ended December 31, 2000 and 1999 was $43,404 and $40,490, respectively.

NOTE 13 ACQUISITION OF 20/20 WEB DESIGN, INC.

      On March 30, 1999, Trump Oil Corporation completed a merger with 20/20 Web Design, Inc. by exchanging 8,620,000 shares of Section 144 restricted common stock for 100% of the outstanding shares of 20/20 Design, Inc.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

      The merger has been accounted for as a pooling of interest and the Company recorded the merger as follows:

            Book value of net assets received of $565,234 for 4,247,754 shares of .001(cent) par value shares.

      The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14 BUSINESS COMBINATION - MULTI-SOURCE CAPITAL LTD. (CONTINUED)

                                                 Stein's          Multi-Source
                                              Holdings, Inc.      Capital Ltd.
                                              --------------     --------------

            Net sales                         $            0     $     (203,741)

            Net (loss)                                     0            278,596

      There were no material transactions between the companies prior to the merger. The effects of conforming Multi-Source Capital Ltd.'s accounting policies to those of Stein's Holdings, Inc. were not material.

NOTE 15 BUSINESS COMBINATION - UNIVERSAL SERVICES AND ACQUISITIONS, INC.

      On September 30, 2000, the company completed its acquisition of Universal Services and Acquisitions, Inc. (Universal). Universal is in the business of managing and acquiring subsidiary companies. The acquisition, recorded under the purchase method of accounting, included the purchase of 20,092,500 shares of stock for $29,000 plus assumed liabilities. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the balance allocated to goodwill.

      The following unaudited pro forma summary presents information as if Universal had been acquired as of the beginning of Stein's Holding, Inc. years 2000, 1999 and 1998. The pro forma amounts include certain adjustments, primarily to recognize amortization, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:


                                                                   Nine Months
                                                                      Ended
                                                                   September 30,
                                             1999         1998         2000
                                          ---------    ---------   -------------

            Revenues                      $  (3,417)   $       0   $    171,318

            Net income (loss) after
               Amortization of goodwill    (242,219)        (880)      (356,958)

            Earnings (loss) per share
               Basic and diluted          $    (.06)   $    (.00)  $       (.08)

NOTE 16 STOCK OPTIONS

            The Company does not have any stock options outstanding at December 31, 2000.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 17 LOSS ON WORTHLESS SUBSIDIARY

      Management believes the investment in Stein's Cake Box Inc, is uncollectible and therefore elected to write-off the $195,657 investment as uncollectible.

NOTE 18 ECONOMIC DEPENDENCY AT DECEMBER 31, 1999

      Sales

      98.3% of the Stein Cake Box, Inc's sales were to one customer.

      Cost of Goods Sold

      Stein Cake Box, Inc. purchased all of its baked goods from one supplier, Stein's Bakery.

NOTE 19 SEGMENT REPORTING

      At December 31, 2000, the Company had two reportable segments:

                  Stein's Holdings, Inc. - Trading securities.

                  20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. - management of subsidiary company operations.

            The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated.

            Segment results for the year ended December 31, 2000 are as follows:

                                                          20/20 Web Design, Inc.
                                            Stein's       and Universal Services
                                         Holdings, Inc.   and Acquisitions, Inc.
                                         --------------   ----------------------

            Net revenues                 $      98,287    $                   0

            (Loss) from continuing            (313,059)                (236,740)
              operations

            Assets                             358,641                       59

      A reconciliation from the segment information to the consolidated balances for (loss) from operations and assets is set forth below:

            Segment (loss) from operations                     $      (549,799)

            Consolidated (loss) from continuing operations            (549,799)

            Segment assets                                             358,700

            Consolidated total assets                                  358,700

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 19 SEGMENT REPORTING (CONTINUED)

      At December 31, 1999, the Company had three reportable segments:

            Stein's Holdings, Inc. - Trading securities.

            20/20 Web Design, Inc. - Web design and management of subsidiary company operations.

            Stein Cake Box, Inc. - Sales of bakery products.

      Segment results for 1999 are as follows:

                                      Stein's       20/20 Web    Stein's Cake
                                   Holdings, Inc.  Design, Inc.    Box, Inc.
                                   --------------  ------------  ------------

            Net sales                $ (34,053)     $   2,500      $  28,136

            Income (loss) from
              operations              (206,429)       (35,437)           527

            Assets                     566,343            137        508,477

            Capital expenditures        15,626              0        480,204

      A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

            Segment (loss) from operations                          $  (248,847)

            Consolidated (loss) from operations                        (248,847)

            Segment assets                                            1,074,957

            Consolidated total assets                                 1,074,957

NOTE 20 DISCONTINUED OPERATIONS

      APB 30, paragraph 13, requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The investment in Stein's Cake Box, Inc. was discontinued and the 1999 statement of operations was restated to segregate the income from discontinued operations from continued operations.

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 20 DISCONTINUED OPERATIONS (CONTINUED)

      The following information is presented for the discontinued operations:

            a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
            b.    Discontinued date - February 29, 2000
            c.    Manner of disposal - investment written-off as worthless
            d.    Remaining assets and liabilities - none at February 29, 2000
            e. Income or loss from February 29, 2000 to December 31, 2000 - none
            f.    Proceeds from disposal of assets - none

NOTE 21 COMPUTATION OF EARNINGS PER SHARE

                                                                      Restated
                                                          2000          1999
                                                      -----------   -----------
      From continuing operations

           Net (loss) from continuing operations      $  (354,142)  $  (248,847)
                                                      -----------   -----------
           Weighted average number of common
              Shares outstanding                        4,401,166     4,401,166

           (Loss) per share                           $      (.08)  $      (.06)

      From discontinued operations

           Net (loss) from discontinuing operations   $  (195,657)  $       526
                                                      -----------   -----------
           Weighted average number of common
              Shares outstanding                        4,401,166     4,401,166

           (Loss) per share                           $      (.04)  $       .00

NOTE 22 CONTINGENCY

      The Company is contingently liable on a $25,000 guarantee on Stein's Bakery lease. Since Stein's Bakery filed for bankruptcy protection, it is not know if the guarantee will be assessed against the Company. As of December 31, 2000, the Company has not accrued any liability for this contingency.

NOTE 23 RESTATEMENT OF COMMON STOCK

      In 1999, the Company effected a 200- to- 1 reverse stock split. The stock split has been retroactively recorded in the financial statement as if it occurred at the date of inception.


            See Accompanying Notes and Independent Auditors' Report.