Form 10QSB
period 2001-03-31
STEINS HOLDINGS INC /NV/
filed 2001-05-15
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       or

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

                  Registrant's Telephone Number, (818) 598-6780
                  ---------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                        Outstanding at March 31, 2001
Common Stock,   $.001                                       4,402,046 shares
    par value                                             ----------------
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Stein's Holdings, Inc. (the "Company"), formerly known as Vegas Ventures, Inc. and TeleMall Communications, Inc., acquired 100% of Multi-Source Capital, Ltd. in April, 1999, pursuant to which the Registrant's name was changed to "Stein's Holdings, Inc." At that time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery was never consummated and Stein's Bakery filed for relief under Chapter 11 of the United States Bankruptcy Code in October, 2000 which case was converted to a Chapter 7 filing in March, 2001. The Company wrote off certain loans it made to the Bakery as uncollectible due to the bankruptcy.

The Company invested its capital in the stock market and conducted due diligence investigation of other business opportunities that the Company may be interested in acquiring. To date, none of these other business activities have proven to be significantly attractive to the Company.

As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger. 20/20 Web is in the business of developing and maintaining web sites for other companies. In February, 2001, 20/20 Web entered into a letter of intent to acquire BentleyTel.com, Inc. ("BNTC"), a majority owned subsidiary of Global Telemedia International, Inc. Subsequently, the parties entered into an Agreement and Plan of Reorganization (the "Agreement"). As a result of the Agreement, 20/20 Web, among other things, changed its name to "BentleyTel.com, Inc." ("BentleyTel") in April, 2001. As part of the Agreement, Stein's was to receive $500,000 and which was not paid. On May 10, 2001, BNTC informed BentleyTel that due to its concerns regarding potential tax liabilities over the structure of the transaction, it was unwilling to go forward with the Agreement. At this time, Stein's is uncertain as to whether or not the transaction will proceed but doubts that it will proceed or that Stein's will receive the $500,000.

During the quarter ended March 31, 2001, the Company issued 880 shares of its restricted common stock in settlement of a claim brought by an individual who claimed to have invested money in the Company's predecessor, TeleMall Communications, Inc.

Results of Operations

The Company realized a net loss of ( $82,973) from operations for the three month period ended March 31, 2001 compared to a net profit before taxes of approximately $242,000 for the three month period ended March 31, 2000. For the three month period ended March 31, 2001, the Company had revenues of ( $14,128), composed primarily of capital losses on the securities it owns. During this period, the Company's subsidiaries had no revenues, compared to no revenues during the previous year's period. The subsidiaries' revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had revenue of approximately $395,000 for the three month period ended March 31, 2000.

The Company had costs and expenses of $74,845 for the three month period ended March 31, 2001 compared to costs and expenses of approximately $153,000 for the three month period ended March 31, 2000. The Company's expenses consisted of primarily of general and administrative expenses. The net loss for this three month period was approximately ( $69,000) compared to a net profit of approximately $242,000 for the three month period ended March 31, 2000. The net loss per share for the three month period ended March 31, 2001 was ( $.02), compared to a net profit per share of $.01 for the three month period ended March 31, 2000.

The Company's assets at March 31, 2001 were $264,060 compared to assets of approximately $359,000 at December 31, 2000. The difference is due to the Company's losses in the stock market. The Company's current liabilities at March 31, 2001 were approximately $172,000 compared to current liabilities of approximately $184,000 at December 31, 2000. The Company's current liabilities at March 31, 2001 consist of its accounts payable of approximately $150,000 and a note payable of $20,000. At December 31, 2000, the Company's current liabilities consisted of accounts payable of approximately $93,000, its margin account payable of approximately $68,000 and a note payable of $20,000.

Total shareholders' equity decreased from $173,762 at December 31, 2000 to $91,062 at March 31, 2001. This was due to losses in the Company's trading activities in the stock market.

Liquidity and Capital Resources

As of March 31, 2001, the Company had working capital of $49,495 consisting of $221,393 in current assets and current liabilities of $171,898. As of March 31, 2000, the Company had working capital of $748,428 consisting of $1,553,846 in current assets and $805,418 in current liabilities. The decline in working capital is due to the Company's losses in the stock market. While the Company has adequate working capital for its current operations, it anticipates needing additional capital to continue paying its expenses as well as those of its subsidiaries, especially since the merger with BNTC does not appear to be going forward.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended March 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

PART II OTHER INFORMATION

Items 1, 2, 3, and 4 and 5 are Inapplicable

Item 6. Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

(b) Exhibits

99 Financial Statements for the period ended March 31, 2001
27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Stein's Holdings, Inc.


Date May 14, 2001                       /s/Charles Smith
                                        ----------------------------------------
                                           Charles Smith, CEO, CFO

                             STEIN'S HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...............................    1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets....................................    2

       Consolidated Statements of Operations..........................    3

       Consolidated Statement of Stockholders' Equity.................    4

       Consolidated Statements of Cash Flows..........................  5 - 6

       Notes to Consolidated Financial Statements..................... 7 - 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.

We have reviewed the accompanying balance sheet of Stein's Holdings, Inc. (A Nevada Corporation) as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and the statement of stockholders' equity for the three months ended March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stein's Holdings, Inc.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Stein's Holdings, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

May 8, 2001

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                      March 31,     December 31,
                                                        2001            2000
                                                     (Unaudited)      (Audited)
                                                     -----------    ------------

CURRENT ASSETS
       Cash and cash equivalents                       $    181       $    329
       Trading securities                                35,146        139,912
       Notes receivable-related entities                 21,066         15,573
       Deferred tax asset                               165,000        159,000
                                                       --------       --------

            TOTAL CURRENT ASSETS                        221,393        314,814
                                                       --------       --------

PROPERTY AND EQUIPMENT                                    7,953          8,953

OTHER ASSETS
       Goodwill                                          34,714         34,933
                                                       --------       --------

            TOTAL ASSETS                               $264,060       $358,700
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       2001             2000
                                                    (Unaudited)       (Audited)
                                                    -----------     ------------

CURRENT LIABILITIES
  Accounts payable
     Trade                                          $   131,469     $    93,300
     Related entity                                      17,329               0
  Accrued liabilities                                     3,100           2,600
  Margin accounts payable                                     0          67,938
  Note payable                                           20,000          20,000
                                                    -----------     -----------

       TOTAL CURRENT LIABILITIES                        171,898         183,838
                                                    -----------     -----------

LONG-TERM LIABILITIES
  Deferred income tax payable                             1,100           1,100
                                                    -----------     -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                                 0               0
                                                    -----------     -----------

CONTINGENCY                                                  --              --
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock
     Authorized 10,000,000 shares, par
       value $10 per share
     Issued and outstanding -0- shares                        0               0
  Common stock
     Authorized 50,000,000 shares, par
       value $.001 per share
     Issued and outstanding
       March 31, 2001 - 4,402,046 shares                  4,402               0
       December 31, 2000 - 4,401,166 shares                   0           4,401
  Paid in capital in excess of par value of stock     2,924,277       2,924,005
  Retained earnings (deficit)                        (2,837,617)     (2,754,644)
                                                    -----------     -----------

       TOTAL STOCKHOLDERS' EQUITY                        91,062         173,762
                                                    -----------     -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                     $   264,060     $   358,700
                                                    ===========     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                      2001            2000
                                                                 ------------     -----------
REVENUES
   Gains (losses) on trading securities                           $   (14,128)    $   394,391
   Dividends, interest and other                                            0             686
                                                                  -----------     -----------

           TOTAL REVENUES (DEFICIT)                                   (14,128)        395,077
                                                                  -----------     -----------

COSTS AND EXPENSES
   General and administrative expenses                                 74,345         147,907
   Interest expense                                                       500           5,101
                                                                  -----------     -----------

           TOTAL COSTS AND EXPENSES                                    74,845         153,008
                                                                  -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES (BENEFIT)                                        (88,973)        242,069

PROVISIONS FOR INCOME TAXES (BENEFIT)                                  (6,000)        (11,322)
                                                                  -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              (82,973)        230,747

DISCONTINUED OPERATIONS
   Loss on liquidation of investment in Stein's Cake Box, Inc.              0        (195,657)
                                                                  -----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                                (82,973)         35,090

MINORITY INTEREST IN INCOME (LOSS) OF
 SUBSIDIARIES                                                               0          32,421
                                                                  -----------     -----------

     NET INCOME (LOSS)                                            $   (82,973)    $    67,511
                                                                  ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE

   Basic and diluted

      Continuing operations                                       $      (.02)    $       .05
      Discontinued operations                                            (.00)           (.04)
                                                                  -----------     -----------

           Total                                                  $      (.02)    $       .01
                                                                  ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING

   Basic and diluted                                                4,401,166       4,401,166
                                                                  ===========     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                       Paid in
                                     Convertible Preferred Stock            Common Stock             Capital in        Retained
                                     ---------------------------     --------------------------       Excess of         Earnings
                                       Shares         Amount          Shares          Amount          Par Value         (Deficit)
                                     ----------   --------------     ---------      -----------      -----------      -----------
BALANCE, JANUARY 1, 2001                   0      $         0        4,401,166      $     4,401      $ 2,924,005      $(2,754,644)

MARCH 31, 2001, ISSUANCE OF
   880 SHARES OF COMMON
   STOCK FOR SERVICES                      0                0              880                1              272                0

NET INCOME FOR THE
   THREE MONTHS ENDED
   MARCH 31, 2001                          0                0                0                0                0          (82,973)
                                        ----      -----------        ---------      -----------      -----------      -----------

BALANCE, MARCH 31, 2001                    0      $         0        4,402,046      $     4,402      $ 2,924,277      $(2,837,617)
                                        ====      ===========        =========      ===========      ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                 Three months ended
                                                                      March 31,
                                                              -------------------------
                                                                 2001            2000
                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                      $ (82,973)      $  67,511
       Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
             Depreciation and amortization                        1,219           1,041
             Minority interest in (loss) of subsidiary                0         (32,420)
             Loss on investment in subsidiary                         0         195,000
             Common stock issued for services                       273               0
       Deferred tax assets                                       (6,000)         11,587
       Changes in operating assets and liabilities:
             Trading securities                                 104,766        (987,061)
             Accounts receivable                                      0          28,136
             Prepaid insurance                                        0             507
             Accounts payable                                    55,498          18,273
             Accrued liabilities                                    500            (807)
             Corporation income taxes payable                         0             331
                                                              ---------       ---------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES                                          73,283        (697,902)
                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                            0          (2,000)
       Increase in notes receivable                              (5,493)        (21,250)
                                                              ---------       ---------

          NET CASH (USED) BY INVESTING ACTIVITIES                (5,493)        (23,250)
                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings on margin accounts payable                (67,938)        722,629
                                                              ---------       ---------

          NET CASH (USED) PROVIDED BY FINANCING
             ACTIVITIES                                         (67,938)        722,629
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                    (148)          1,477

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                329           3,171
                                                              ---------       ---------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                               $     181       $   4,648
                                                              =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                             2001          2000
                                                            ------        ------

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                        $  500        $5,101
                                                            ======        ======

       Taxes paid                                           $    0        $    0
                                                            ======        ======

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for services                $  273        $    0
                                                            ======        ======

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

            Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

            20/20 Web Design, Inc. - The Company acquired 80% ownership in this company in March 1999.

            Stein's Cake Box, Inc. - Became a wholly owned subsidiary of 20/20 Web Design, Inc. in December 1999.

            Universal Services and Acquisitions, Inc. - The Company acquired 90% ownership in this company in September 2000.

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

      Principles of Consolidation

      The March 31, 2001 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc. and 90% owned subsidiary, Universal Services and Acquisitions, Inc.

      The March 31, 2000 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc.

      All material inter-company accounts and transactions have been eliminated.

      Methods of Accounting

      The Companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc. records the sale of trading securities on the "trade date".

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income Taxes (Continued)

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

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates that the fair value of all financial instruments at March 31, 2001 and 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     March 31,      December 31,
                                                       2001             2000
                                                     ---------      ------------

Computer hardware                                     $13,592         $13,592
Computer software                                       4,785           4,785
                                                      -------         -------

                                                       18,377          18,377

    Less accumulated depreciation                      10,424           9,424
                                                      -------         -------

           Total property and equipment               $ 7,953         $ 8,953
                                                      =======         =======

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT (CONTINUED)

      The depreciation expense for the three months ended March 31, 2001 and 2000 was $1,000 and $1,040, respectively.

NOTE 4 GOODWILL

      Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the Company's net assets and is being amortized on a straight-line basis over forty years.

      The Company recorded $219 of amortization for the three months ended March 31, 2001.

NOTE 5 NOTE PAYABLE

      The note payable is unsecured, bears interest at 10% and is due on demand.

NOTE 6 INCOME TAXES

                                                                   2001            2000
                                                                ---------       ---------
Income (Loss) from continuing operations
       before income taxes                                      $ (82,973)      $  46,412
                                                                ---------       ---------

The provision for income taxes is estimated as follows:
     Currently payable or (benefit)                             $       0       $       0
                                                                ---------       ---------
     Deferred payable or (benefit)                                      0          11,322
                                                                ---------       ---------

A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:

     Tax at U.S. Federal statutory income tax rate              $       0       $  11,322
                                                                ---------       ---------

Deferred income tax asset and liabilities reflect the
impact of temporary differences between amounts
of assets and liabilities for financial reporting purposes
and the basis of such assets and liabilities as measured
by tax laws
     The net deferred tax asset is:                             $ 165,000       $ 108,500
                                                                ---------       ---------
     The net deferred liability is:                             $   1,100       $   1,200
                                                                ---------       ---------

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6  INCOME TAXES (CONTINUED)

      Temporary differences that give use to deferred tax assets and liabilities included the following:

                                                             Deferred Tax
                                                      --------------------------
                                                       Assets        Liabilities
                                                      --------       -----------

Net operating loss                                    $330,000         $      0
Property and equipment related                               0            6,377
                                                      --------         --------
                                                       330,000         $  6,377
                                                                       ========

Less valuation allowance                               165,000
                                                      --------

     Total deferred tax asset                         $165,000
                                                      ========

Balance, Beginning of period                          $159,000         $120,500
Changes for the three months                             6,000           12,000
                                                      --------         --------

     Balance, end of year                             $165,000         $108,500
                                                      ========         ========

NOTE 7 TAX CARRYFORWARDS

      The corporations have the following net operating loss carryforwards:

                                Amount      Expiration Date
                              ----------    ---------------

                              $      163         2001
                                   3,128         2002
                                  17,910         2003
                                   9,297         2004
                                     500         2005
                                   4,363         2006
                                  59,049         2007
                                 281,412         2011
                                  94,200         2018
                                 431,342         2019
                                 597,000         2020
                                  82,973         2021
                              ----------

                              $1,581,337
                              ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 7 TAX CARRYFORWARDS (CONTINUED)

      Future changes in ownership may limit the ability of the company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 8 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9 INTEREST

      The Company incurred interest expense for the three months ended March 31, 2001 and 2000 of $500 and $5,101, respectively.

NOTE 10 RENT

      The Company rents its facilities on a month to month basis from an affiliated company. The rent expense for the three months ended March 31, 2001 and 2000 was $14,762 and $11,322, respectively.

NOTE 11 STOCK OPTIONS

      The Company does not have any stock options outstanding at March 31, 2001.

NOTE 12 LOSS ON WORTHLESS SUBSIDIARY

      Management believes the investment in Stein's Cake Box Inc, is uncollectible and therefore elected to write-off the $195,657 investment as uncollectible.

NOTE 13 SEGMENT REPORTING

      At March 31, 2001, the Company had two reportable segments:

            Stein's Holdings, Inc. - Trading securities.

            20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc.
            - management of subsidiary company operations.

      The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated.

      Segment results for the three months ended March 31, 2001 and 2000 are as follows:

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                                  20/20 Web Design, Inc.
                                         Stein's                  and Universal Services
                                     Holdings, Inc.               and Acquisitions, Inc.
                                 ---------------------            ----------------------
                                 2001             2000            2001             2000
                                 ----             ----            ----             ----
Net revenues                  $  (14,128)      $  395,077      $        0       $       30

Income (loss) from
   continuing operations         (48,041)         256,512         (34,932)         (25,765)

Assets                           264,031        1,565,270              29              199

Capital expenditures                   0            2,000               0                0

      A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

                                                         2001            2000
                                                     ----------       ----------

Segment income (loss) from operations                $  (82,973)      $       67

Consolidated (loss) from continuing operations          (82,973)         230,747

Segment assets                                          264,060        1,565,270

Consolidated total assets                               264,060        1,565,270

NOTE 14 DISCONTINUED OPERATIONS

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 15 COMPUTATION OF EARNINGS PER SHARE

                                                        2001            2000
                                                    -----------     -----------

From continuing operations

     Net income (loss) from continuing operations   $   (82,973)    $   230,747
                                                    -----------     -----------
     Weighted average number of common
        Shares outstanding                            4,401,166       4,401,166

     Income (loss) per share                        $      (.02)    $       .05

From discontinued operations

     Net (loss) from discontinuing operations       $         0     $  (195,657)
                                                    -----------     -----------
     Weighted average number of common
        Shares outstanding                            4,401,166       4,401,166

     (Loss) per share                               $      (.00)    $      (.04)

NOTE 16 CONTINGENCY

      The Company is contingently liable on a $25,000 guarantee on Stein's Bakery lease. Since Stein's Bakery filed for bankruptcy protection, it is not know if the guarantee will be assessed against the Company. As of March 31, 2001, the Company has not accrued any liability for this contingency.

NOTE 17 MERGER WITH BENTLEYTEL.COM, INC.

      On April 10, 2001, 20/20 Web Design, Inc. merged with BentleyTel.Com Inc. whereby all of the common shares of BentleyTel.Com, Inc. were converted into common stock of 20/20 Web Design, Inc. and the previous owners of BentleyTel.Com, Inc. became owners of approximately 70% of the common stock of 20/20 Web Design, Inc.

      The merger agreement stated the merger agreement would not be final until BentleyTel.Com, Inc. provided 20/20 Web Design, Inc. with the following:

            1. Audited financial statements
            2. Payment for various finder fees
            3. Filings of SEC required documents

      As of the date of this report, the above items have not been completed and 20/20 Web Design, Inc. does not believe that this merger has been finalized. As part of the merger agreement, 20/20 Web Design, Inc. agreed to change its name to BentleyTel.Com, Inc.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 17 MERGER WITH BENTLEYTEL.COM, INC. (CONTINUED)

      If the merger is consummated, 20/20 Web Design, Inc. will no longer be a controlled subsidiary and it would not file a consolidated financial with Stein's Holdings, Inc.

NOTE 18 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of March 31, 2001 and 2000 is unaudited. In management's opinion, such information includes all normal recurring entities necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.