Form 10QSB
period 2001-06-30
STEINS HOLDINGS INC /NV/
filed 2001-08-15
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       or

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

                  Registrant's Telephone Number, (818) 598-6780
                 -----------------------------------------------
  (Former name, former address and fiscal year, if changed since last report)

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

             Class                        Outstanding at June 30, 2001
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Stein's Holdings, Inc. (the "Company"), formerly known as Vegas Ventures, Inc. and TeleMall Communications, Inc., acquired 100% of Multi-Source Capital, Ltd. in April, 1999, pursuant to which the Registrant's name was changed to "Stein's Holdings, Inc." At that time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery, a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition did not occur and the Bakery declared bankruptcy in October, 2000. In September, 1999, the Company lent $37,500 to the Bakery for the purchase of certain equipment, which the Company subsequently wrote off. The Company also guaranteed an obligation of the Bakery in the amount of $25,000 which it may be called upon to satisfy. The Company invested its capital in the stock market and suffered significant losses due to the downward trend of the stock market over the past twelve months. The Company is investigating other business opportunities that the Company may be interested in acquiring. To date, none of these other business activities have proven to be significantly attractive to the Company.

As a consequence of its acquisition of MSC, the Company became the majority shareholder of another publicly traded company, 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation, formerly known as Trump Oil Corporation. 20/20 Web merged with MSC's wholly owned subsidiary and MSC received eighty percent of the issued and outstanding shares of 20/20 Web as a result of that merger. 20/20 Web is presently seeking a merger candidate. The Company also is the majority shareholder of another company, Universal Services & Acquisitions, Inc., a Colorado corporation, which is a reporting company but is presently not publicly traded. The Company is seeking a suitable merger candidate for this company as well.

Results of Operations

The Company realized a net loss of (78,756) from continuing operations for the three month period ended June 30, 2001 compared to a net loss of ($281,536) from continuing operations for the three month period ended June 30, 2000. For the three month period ended June 30, 2001, the Company had revenues of ($3,952), composed primarily of unrealized losses on the securities it owns. During this period, the Company's subsidiaries had no revenues, compared to no revenues during the previous year's period. The subsidiaries' revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The Company had revenues of ($153,746) for the three month period ended June 30, 2000. After provision for the income tax benefit, the Company had a net loss of ($70,256) for the three month period ended June 30, 2001 compared to a net loss of ($291,212) for the three month period ended June 30, 2000. The net loss per share for the three month periods ended June 30, 2001 and June 30, 2000 was ($.02) and ($.06), respectively.

The Company realized a net loss of ($167,729) from continuing operations for the six months ended June 30, 2001 compared to a net loss of ($39,467) from continuing operations for the six months ended June 30, 2000. The difference is due to the Company's profits early last year from its trading activities. The Company had revenues of ($18,080) for the six month period ended June 30, 2001 compared to revenues of $241,331 for the six month period ended June 30, 2000. After provision for the income tax benefit, the Company had a net loss of ($153,229) for the six month period ended June 30, 2001 compared to a net loss of ($223,701) for the six month period ended June 30, 2000. The net loss per share for the six month periods ended June 30, 2001 and 2000 was ($.03) and ($.05) per share, respectively.

The Company had general and administrative expenses of $74,804 for the three month period ended June 30, 2001 compared to general and administrative expenses of $127,790 for the three month period ended June 30, 2000. The Company's expenses consist salaries, professional fees and rent expense along with general office expenses and interest expense. For the six month periods ended June 30, 2001 and 2000, the Company had general and administrative expenses of $149,649 and $280,798, respectively.

The Company's current assets at June 30, 2001 were approximately $274,000 compared to current assets of approximately $315,000 at December 31, 2000. The difference is due to the Company's payment of its expenses and certain expenses of its subsidiaries. The Company's current liabilities at June 30, 2001 were approximately $294,000 compared to current liabilities of approximately $184,000 at December 31, 2000. The difference is primarily due to the Company's borrowing $80,000 in June, 2001 to pay its outstanding obligations. The Company's current liabilities at June 30, 2001 consist primarily of $100,000 in loans payable and accounts payable of approximately $190,000. At December 31, 2000, the Company's current liabilities consisted primarily of accounts payable of approximately $93,000, its margin accounts payable of approximately $68,000 and a note payable of $20,000. The Company's total assets at June 30, 2001 were approximately $315,000 compared to total assets of approximately $359,000 at December 31, 2000.

Total shareholders' equity decreased from $173,762 at December 31, 2000 to $20,806 at June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001, the Company had negative working capital of approximately ($20,000), consisting of $273,683 in current assets and $293,624 in current liabilities. The Company had working capital of approximately $131,000 at December 31, 2000 consisting of $314,814 in current assets and $183,838 in current liabilities. The Company does not have adequate working capital for its current operations as well as those of its subsidiaries. To fund its operations and to continue meeting its SEC reporting requirements as well as those of its subsidiaries, the Company is attempting to merge one of its subsidiaries with a company with operations so that the Company will no longer have to fund the subsidiary's operations. Until such time as the Company is successful in locating a suitable merger candidate, the Company may have to borrow additional funds to fund its operations. There can be no guarantee that the Company will be able to borrow such funds or that the fund will be available on terms and conditions which are acceptable to the Company. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination for one of its subsidiaries.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

                           PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2001.

(b) Exhibits

99 Financial Statements for the period ended June 30, 2001
27 Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Stein's Holdings, Inc.


Date August 14, 2001              /s/Charles Smith
                               ---------------------------------
                                Charles Smith, CEO, CFO

                             STEIN'S HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                       ---------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...........................         1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets................................         2

       Consolidated Statements of Operations......................         3

       Consolidated Statement of Stockholders' Equity.............         4

       Consolidated Statements of Cash Flows......................       5 - 6

       Notes to Consolidated Financial Statements.................      7 - 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Stein's Holdings, Inc. (A Nevada Corporation) as of June 30, 2001, and the related consolidated statements of operations and cash flows for the six months ended June 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the six months ended June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stein's Holdings, Inc.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Stein's Holdings, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

August 8, 2001

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                   June 30,      December 31,
                                                     2001            2000
                                                  (Unaudited)      (Audited)
                                                 ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                      $      1,698    $        329
  Trading securities                                   70,186         139,912
  Loans receivable-related entities                    28,299          15,573
  Deferred tax asset                                  173,500         159,000
                                                 ------------    ------------

       TOTAL CURRENT ASSETS                           273,683         314,814

PROPERTY AND EQUIPMENT                                  7,353           8,953

OTHER ASSETS
  Goodwill                                             34,494          34,933
                                                 ------------    ------------

       TOTAL ASSETS                              $    315,530    $    358,700
                                                 ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,      December 31,
                                                          2001            2000
                                                      (Unaudited)      (Audited)
                                                      ------------    ------------
CURRENT LIABILITIES
  Accounts payable
     Trade                                            $    172,133    $     93,300
     Related entity                                         17,542               0
  Accrued liabilities                                        3,949           2,600
  Margin accounts payable                                        0          67,938
  Notes payable                                            100,000          20,000
                                                      ------------    ------------

       TOTAL CURRENT LIABILITIES                           293,624         183,838
                                                      ------------    ------------

LONG-TERM LIABILITIES
  Deferred income tax payable                                1,100           1,100
                                                      ------------    ------------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                                      0               0
                                                      ------------    ------------

CONTINGENCY                                                     --              --
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
  Convertible preferred stock
   Authorized 10,000,000 shares, par
    value $10 per share
   Issued and outstanding - 0- shares                            0               0
  Common stock
   Authorized 50,000,000 shares, par
    value $.001 per share
   Issued and outstanding
    June 30, 2001 - 4,402,046 shares                         4,402               0
    December 31, 2000 - 4,401,166 shares                         0           4,401
  Paid in capital in excess of par value of stock        2,924,277       2,924,005
  Retained earnings (deficit)                           (2,907,873)     (2,754,644)
                                                      ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                              20,806         173,762
                                                      ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                           $    315,530    $    358,700
                                                      ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                  Three months ended June 30,    Six months ended June 30,
                                                 ----------------------------   ---------------------------
                                                     2001            2000           2001            2000
                                                 ------------    ------------   -----------     -----------
REVENUES
  Gains (losses) on trading securities           $     (4,959)   $   (154,346)  $   (19,087)    $   240,045
  Dividends, interest and other                         1,007             600         1,007           1,286
                                                 ------------    ------------   -----------     -----------

      TOTAL REVENUES (DEFICIT)                         (3,952)       (153,746)      (18,080)        241,331
                                                 ------------    ------------   -----------     -----------

COSTS AND EXPENSES
  General and administrative expenses                  73,724         126,790       148,069         274,697
  Interest expense                                      1,080           1,000         1,580           6,101
                                                 ------------    ------------   -----------     -----------

      TOTAL COSTS AND EXPENSES                         74,804         127,790       149,649         280,798
                                                 ------------    ------------   -----------     -----------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES (BENEFIT)                       (78,756)       (281,536)     (167,729)        (39,467)

PROVISIONS FOR INCOME TAXES (BENEFIT)                  (8,500)        (22,745)      (14,500)        (11,423)
                                                 ------------    ------------   -----------     -----------

(LOSS) FROM CONTINUING OPERATIONS                     (70,256)       (258,791)     (153,229)        (28,044)

DISCONTINUED OPERATIONS
  Loss on liquidation of investment in
  Stein's Cake Box, Inc.                                    0               0             0        (195,657)
                                                 ------------    ------------   -----------     -----------

(LOSS) BEFORE MINORITY INTEREST                       (70,256)       (258,791)     (153,229)       (223,701)

MINORITY INTEREST IN (LOSS) OF
  SUBSIDIARIES                                              0         (32,421)            0               0
                                                 ------------    ------------   -----------     -----------

   NET (LOSS)                                    $    (70,256)   $   (291,212)  $  (153,229)    $  (223,701)
                                                 ============    ============   ===========     ===========

NET (LOSS) PER COMMON SHARE

  Basic and diluted

   Continuing operations                         $       (.02)   $       (.06)  $      (.03)    $      (.01)
   Discontinued operations                                .00             .00           .00            (.04)
                                                 ------------    ------------   -----------     -----------

           Total                                 $       (.02)   $       (.06)  $      (.03)    $      (.05)
                                                 ============    ============   ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING

  Basic and diluted                                 4,401,386       4,401,166     4,401,386       4,401,166
                                                 ============    ============   ===========     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                       Paid in
                               Convertible Preferred Stock        Common Stock        Capital in      Retained
                               ---------------------------    ----------------------   Excess of      Earnings
                                   Shares       Amount          Shares       Amount    Par Value      (Deficit)
                                -----------   -----------     ---------    ---------  -----------    -----------
BALANCE, JANUARY 1, 2001                  0    $       0      4,401,166    $   4,401  $ 2,924,005    $(2,754,644)

MARCH 31, 2001, ISSUANCE OF
   880 SHARES OF COMMON
   STOCK FOR SERVICES                     0            0            880            1          272              0

NET (LOSS) FOR THE
   SIX MONTHS ENDED
   JUNE 30, 2001                          0            0              0            0            0       (153,229)
                                  ---------    ---------      ---------    ---------  -----------    -----------

BALANCE, JUNE 30, 2001                    0    $       0      4,402,046    $   4,402  $ 2,924,277    $(2,907,873)
                                  =========    =========      =========    =========  ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                         $ (153,229)    $ (223,701)
   Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
      Depreciation and amortization                        2,039          2,082
      Loss on investment in subsidiary                         0        195,000
      Common stock issued for services                       273              0
   Deferred tax assets                                   (14,500)       (10,413)
   Changes in operating assets and liabilities:
      Trading securities                                  69,726       (457,641)
      Accounts receivable                                      0         28,136
      Prepaid insurance                                        0            507
      Accounts payable                                    96,375         51,190
      Accrued liabilities                                  1,349           (182)
      Corporation income taxes payable                         0            831
                                                      ----------     ----------

    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                            2,033       (414,191)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         0         (2,751)
   Increase in loans receivable                          (12,726)       (34,600)
                                                      ----------     ----------

    NET CASH (USED) BY INVESTING ACTIVITIES              (12,726)       (37,351)
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on margin accounts payable             (67,938)       448,555
   Proceeds from notes payable                            80,000              0
                                                      ----------     ----------

    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                           12,062        448,555
                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               1,369         (2,987)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                           329          3,171
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                          $    1,698     $      184
                                                      ==========     ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        Six months ended
                                                             June 30,
                                                   ----------------------------
                                                        2001            2000
                                                   ------------    ------------
SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION

   Interest paid                                   $        500    $      4,501
                                                   ============    ============

   Taxes paid                                      $          0    $          0
                                                   ============    ============

NON CASH INVESTING AND FINANCING
 ACTIVITIES

   Issuance of common stock for services           $        273    $          0
                                                   ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

      Principles of Consolidation

      The June 30, 2001 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc. and 90% owned subsidiary, Universal Services and Acquisitions, Inc.

      The June 30, 2000 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc.

      All material inter-company accounts and transactions have been eliminated.

      Methods of Accounting

      The Companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc. records the sale of trading securities on the "trade date".

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

      and between the tax basis of assets and liabilities and their reported amounts in the financial

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 2 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates that the fair value of all financial instruments at June 30, 2001 and 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------

              Computer hardware                    $     13,592    $     13,592
              Computer software                           4,785           4,785
                                                   ------------    ------------

                                                         18,377          18,377

                Less accumulated depreciation            11,024           9,424
                                                   ------------    ------------

                   Total property and equipment    $      7,353    $      8,953
                                                   ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT (CONTINUED)

      The depreciation expense for the six months ended June 30, 2001 and 2000 was $1,600 and $2,082, respectively.

NOTE 4 GOODWILL

      Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the Company's net assets and is being amortized on a straight-line basis over forty years.

      The Company recorded $438 of amortization for the six months ended June 30, 2001.

NOTE 5 NOTES PAYABLE

      The Company has the following notes payable at June 30, 2001:


           Mammoth Corporation                                                        $   50,000
              Note dated August 3, 2001
              Due October 17, 2001
              Interest payable at maturity at 12%
              Secured by 2,700,000 shares of 20/20 Web Design, Inc.
                 common stock

           Claudia Zaman                                                                  25,000
              Note dated June 1, 2001
              Due September 1, 2001
              Interest payable at maturity at 12%
              Unsecured

           Other                                                                          25,000
              Unsecured, bears interest at 10% and is due on demand
                                                                                      ----------

                                                                                      $  100,000
                                                                                      ==========

NOTE 6 INCOME TAXES


                                                                          2001           2000
                                                                       ----------     ----------
           (Loss) from continuing operations
              before income taxes                                      $ (167,729)    $  (39,467)
                                                                       ----------     ----------

           The provision for income taxes is estimated as follows:
              Currently payable or (benefit)                           $        0     $        0
                                                                       ----------     ----------
              Deferred payable or (benefit)                               (14,500)       (11,423)
                                                                       ----------     ----------

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6 INCOME TAXES (CONTINUED)

                                                                           2001          2000
                                                                        ---------     ---------
A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal statutory rate was as follows:

   Tax at U.S. Federal statutory income tax rate                        $ (14,500)    $ (11,423)
                                                                        ---------     ---------

Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
   The net deferred tax asset is:                                       $ 173,500     $ 130,500
                                                                        ---------     ---------
   The net deferred liability is:                                       $   1,100     $   1,200
                                                                        ---------     ---------

Temporary differences that give rise to deferred tax assets and liabilities included the following:

                                                                           Deferred Tax Asset
                                                                        -----------------------
Net operating loss                                                                    $ 347,000

Less valuation allowance                                                                173,500
                                                                                      ---------

           Total deferred tax asset                                                   $ 173,500
                                                                                      =========

                                                                          Valuation Allowances
                                                                        -----------------------
                                                                           2001          2000
                                                                        ---------     ---------
Balance, Beginning of period                                            $ 159,000     $ 120,500
Changes for the three months                                               14,500        10,000
                                                                        ---------     ---------

Balance, end of period                                                  $ 173,500     $ 130,500
                                                                        =========     =========

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 7 TAX CARRYFORWARDS (CONTINUED)

                                   Amount       Expiration Date
                                ------------    ---------------

                                 $    9,297          2004
                                        500          2005
                                      4,363          2006
                                     59,049          2007
                                    281,412          2011
                                     94,200          2018
                                    431,342          2019
                                    597,000          2020
                                    167,729          2021
                                 ----------

                                 $1,666,093
                                 ==========

      Future changes in ownership may limit the ability of the company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 8 CONVERTIBLE PREFERRED STOCK PREFERENCES

      No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9 INTEREST

      The Company incurred interest expense for the six months ended June 30, 2001 and 2000 of $1,580 and $6,101, respectively.

NOTE 10 RENT

      The Company rents its facilities on a month to month basis from an affiliated company. The rent expense for the six months ended June 30, 2001 and 2000 was $29,279 and $25,299, respectively.

NOTE 11 STOCK OPTIONS

      The Company does not have any stock options outstanding at June 30, 2001.

NOTE 12 LOSS ON WORTHLESS SUBSIDIARY

      Management believes the investment in Stein's Cake Box Inc. is uncollectible and therefore elected to write-off the $195,657 investment as uncollectible.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 13 SEGMENT REPORTING

      At June 30, 2001, the Company had two reportable segments:

            Stein's Holdings, Inc. - Trading securities.

            20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc.
            - management of subsidiary company operations.

      The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated.

      Segment results for the six months ended June 30, 2001 are as follows:


                                                        20/20 Web Design, Inc.
                                        Stein's         and Universal Services
                                    Holdings, Inc.      and Acquisitions, Inc.
                                    --------------      ----------------------
                                         2001                   2001
                                   ----------------     ----------------------

           Net revenues               $ (18,080)              $      0

           (Loss) from
             continuing operations      (75,216)               (78,013)

           Assets                       315,530                      0

           Capital expenditures               0                      0

      A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

                                                                       2001
                                                                    ----------
           Segment (loss) from operations                           $ (153,229)

           Consolidated (loss) from continuing operations             (153,229)

           Segment assets                                              315,530

           Consolidated total assets                                   315,530

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 14 DISCONTINUED OPERATIONS

      The following information is presented for the discontinued operations:

                  a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
                  b.    Discontinued date - February 29, 2000
                  c.    Manner of disposal - investment written-off as worthless
                  d.    Remaining assets and liabilities - none
                  e. Income or loss from February 29, 2000 to December 31, 2000 - none
                  f.    Proceeds from disposal of assets - none

NOTE 15 COMPUTATION OF EARNINGS PER SHARE

                                                          2001          2000
                                                       ---------     ---------
From continuing operations

   Net (loss) from continuing operations               $(153,229)    $ (28,044)
                                                       ---------     ---------
   Weighted average number of common
      Shares outstanding                               4,401,386     4,401,166

   (Loss) per share                                    $    (.03)    $    (.01)

From discontinued operations

   Net (loss) from discontinuing operations            $       0     $(195,657)
                                                       ---------     ---------
   Weighted average number of common
      Shares outstanding                               4,401,386     4,401,166

   (Loss) per share                                    $    (.00)    $    (.04)

NOTE 16 CONTINGENCY

      The Company is contingently liable on a $25,000 guarantee on Stein's Bakery lease. Since Stein's Bakery filed for bankruptcy protection, it is not known if the guarantee will be assessed against the Company. As of June 30, 2001, the Company has not accrued any liability for this contingency.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 17 MERGER WITH BENTLEYTEL.COM, INC. (CONTINUED)

      The merger agreement stated that the merger agreement would not be final until BentleyTel.Com, Inc. provided 20/20 Web Design, Inc. with the following:

            1.    Audited financial statements
            2.    Payment for various finder fees
            3.    Filings of SEC required documents

      Bentleytel did not complete the above three items, and on June 18, 2001, the merger was terminated and each company agreed to retain its own name and to take the necessary action to terminate the merger.

NOTE 18 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 2001 and 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.