Form 10QSB
period 2001-09-30
STEINS HOLDINGS INC /NV/
filed 2001-11-14
CIK 811036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                       or

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

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                       Outstanding at September 30, 2001
        Class                                    4,402,046 shares
  Common Stock, $.001                            ----------------
       par value                             Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

STEIN'S HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

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

Stein's Holdings, Inc. (the "Company"), formerly known as Vegas Ventures, Inc. and TeleMall Communications, Inc., acquired 100% of Multi-Source Capital, Ltd. in April, 1999, pursuant to which the Company's name was changed to "Stein's Holdings, Inc." At that time, the Company assumed an agreement previously entered into by MSC to acquire College Connection, Inc. d.b.a. Stein's Bakery ("Stein's Bakery"), a wholesale and retail bakery operation located in Dallas, Texas. The proposed acquisition of Stein's Bakery will not occur. Stein's Bakery filed for protection under Chapter 11 of the United States Bankruptcy Code on October 13, 2000. The president of Stein's Bakery is Randy Sutton, former CEO and director of the Company. In September, 1999, the Company lent $37,500 to the Bakery for the purchase of certain equipment. The Bakery agreed to make payments of interest only until September, 2000 when all accrued interest and unpaid principal are due. No payments were ever made and it is unlikely that the Company will be repaid this loan.

The Company has been investigating other business opportunities that the Company may be interested in acquiring. To date, none of these other business activities have proven to be significantly attractive to the Company.

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

During the quarter ended September 30, 2001, the Company acquired 80% of the issued and outstanding shares of Universal Services and Acquisitions, Inc. ("USI"), a Colorado corporation, in exchange for agreeing to pay the legal, accounting and other fees necessary to make USI current under the reporting obligations of the Securities Exchange Act of 1934. In November, 2001, USI acquired Universal Medical Alliance and changed its name to Universal Medical Corp. The Company received $60,000 as part of this transaction and is to receive an additional $340,000 in 2002 as part of the merger.

Results of Operations

The Company realized a net loss of ($49,364) from operations for the three month period ended September 30, 2001 compared to a net loss of ($178,232) for the three month period ended September 30, 2000. For the three month period ended September 30, 2001, the Company had revenues of $9,317 comprised of gains on trading securities and dividends and interest. The Company incurred general and administrative expenses of $53,181, resulting in a net loss of ($43,864), before income tax, for the quarter. After allowing for income taxes, the Company's net loss for the quarter is ($49,364). For the three month period ended September 30, 2000, the Company had revenues of ($70,013), composed primarily of trading losses on the securities it owned. The Company's expenses for the three months ended September 30, 2000 were $150,219 consisting of general and administrative expenses and interest expense, resulting in a net loss before taxes of ($220,232). After allowing for income taxes, the net loss for that period was ($178,232). During the current period, the Company's subsidiaries had no revenues, compared to no revenues during the previous year's period. The subsidiaries' revenues and expenses are consolidated and reported in the Company's consolidated financial statements contained herein. The net loss per share for the three month period ended September 30, 2001 was ($.01) per share compared to a net loss per share of ($.04) for the three month period ended September 30, 2000.

The Company realized a net loss of ($202,593) for the nine months ended September 30, 2001 compared to a net loss of ($356,298) for the nine months ended September 30, 2000. The Company had revenues of ($8,763) comprised of losses on securities it owns and interest income for the nine month period ended September 30, 2001 compared to revenues of $171,318 from gains in trading securities and interest income for the nine month period ended September 30, 2000. The Company's expenses for the nine month period ended September 30, 2001 totaled $202,839, consisting of general and administrative expenses for itself and its subsidiaries and interest expense, resulting in a loss before taxes of ($211,593). After allowing for income taxes, the Company's net loss for the period was ($202,593). The Company's expenses for the nine month period ended September 30, 2000 totaled $431,017, consisting of general and administrative expenses for itself and its subsidiaries and interest expense. The net loss for the nine month period ended September 30, 2000 before income taxes was ($259,699). After allowing for income taxes, loss on discontinued operations and its minority interest in its subsidiaries, the Company's net loss for that period was ($356,298). The net loss per share for the nine month period ended September 30, 2001 was ($.05) per share compared to a net loss per share of ($.09) for the nine month period ended September 30, 2000.

The Company had costs and expenses of $53,181 for the three month period ended September 30, 2001 compared to costs and expenses of $150,219 for the three month period ended September 30, 2000. The Company's expenses consist of professional fees, rent expense and interest expense along with general office expenses for itself and its subsidiaries.

The Company's assets at September 30, 2001 were approximately $300,000 compared to assets of approximately $359,000 at December 31, 2000. The difference is due to the market price fluctuation of securities owned by the Company. The Company's liabilities at September 30, 2001 were approximately $328,000 compared to liabilities of approximately $185,000 at December 31, 2000. Much of the difference between this two periods is due to the Company's accounts payable. The largest liability of the Company at September 30, 2001 is its accounts payable of approximately $200,000 compared to its accounts payable of approximately $93,000 at December 31, 2001. This reflects the accounts payable for the Company and its subsidiaries. Much of that expense is expenses associated with complying with SEC reporting requirements including legal, accounting and filing fees for itself and its subsidiaries as well as the expenses incurred in attempting to locate suitable merger candidates for the subsidiaries. The Company's current liabilities at September 30, 2001 consist of its accounts payable of approximately $200,000 and notes payable of approximately $120,000. At December 31, 2000, the Company's current liabilities consisted of a note payable of $20,000, accounts payable of approximately $93,000, and a margin account payable of approximately $68,000.

Total shareholders' equity decreased from $173,762 at December 31, 2000 to a deficit of ($28,558) at September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2001, the Company had negative working capital of approximately ($69,000) consisting of approximately $259,000 in current assets and approximately $328,000 in current liabilities. The Company had working capital of approximately $131,000 at December 31, 2000 consisting of approximately $315,000 in current assets and $184,000 in current liabilities. The Company does not have adequate working capital for its current operations as well as those of its subsidiaries. To fund its operations and to continue meeting its SEC reporting requirements as well as those of its subsidiaries, the Company is attempting to merge one of its subsidiaries with a company with operations so that the Company will no longer have to fund the subsidiary's operations. Until such time as the Company is successful in locating a suitable merger candidate, the Company may have to borrow additional funds to fund its operations. There can be no guarantee that the Company will be able to borrow such funds or that the fund will be available on terms and conditions which are acceptable to the Company. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company had an agreement to acquire Stein's Bakery in Lewisville, Texas which will not be completed due to Stein's Bakery filing a petition under Chapter 11 of the United States Bankruptcy Code. The Company intends to seek out other opportunities to acquire an operating business for the Company. The Company does not have sufficient assets to continue to operate its business at the present time.

During the quarter ended September 30, 2001, the Company borrowed $93,750 from an unaffiliated third party by pledging 2,700,000 shares of the stock it owned in its subsidiary, 20/20 Web Design, Inc. These funds were used to pay the operating expenses of the Company and its subsidiaries. The Company was unable to repay the loan when due and the lender foreclosed on the pledged shares. The

Company still owns approximately 74% of the issued and outstanding shares of 20/20 Web Design, Inc.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

                            PART II OTHER INFORMATION

Items 1, 2, 3 and 4 are Inapplicable.

Item 5. Other Matters.

      Resignation of Officers and Directors.

On August 16, 2001, the Company accepted the resignation of Christopher Burnell, Director and Chief Operating Officer. Mr. Einhorn resigned due to the lack of time to deal with the affairs of the Company. The Company has not appointed a replacement as of the date of this report.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2001.

(b)   Exhibits

99    Financial Statements for the periods ended September 30, 2001 and 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Stein's Holdings, Inc.


Date November 14, 2000                         /s/Charles Smith
                                               ---------------------------------
                                               Charles Smith, CEO, CFO

                             STEIN'S HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ............................          1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets....................................          2

    Consolidated Statements of Operations..........................          3

    Consolidated Statement of Stockholders' Equity (Deficit) ......          4

    Consolidated Statements of Cash Flows..........................        5 - 6

    Notes to Consolidated Financial Statements.....................       7 - 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Stein's Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Stein's Holdings, Inc. (A Nevada Corporation) as of September 30, 2001, and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Stein's Holdings, Inc.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Stein's Holdings, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

November 1, 2001

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                 September 30,      December 31,
                                                     2001              2000
                                                  (Unaudited)        (Audited)
                                                 -------------      ------------
CURRENT ASSETS
       Cash and cash equivalents                   $  1,628          $    329
       Trading securities                            44,580           139,912
       Loans receivable                              44,652            15,573
       Deferred tax asset                           168,000           159,000
                                                   --------          --------

            TOTAL CURRENT ASSETS                    258,860           314,814

PROPERTY AND EQUIPMENT                                6,553             8,953

OTHER ASSETS
       Goodwill                                      34,494            34,933
                                                   --------          --------

            TOTAL ASSETS                           $299,907          $358,700
                                                   ========          ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           September 30,      December 31,
                                                                2001             2000
                                                            (Unaudited)        (Audited)
                                                           -------------      ------------
CURRENT LIABILITIES
       Accounts payable                                     $   200,480       $    93,300
       Accrued liabilities                                        7,005             2,600
       Margin accounts payable                                        0            67,938
       Notes payable                                            119,880            20,000
                                                            -----------       -----------

            TOTAL CURRENT LIABILITIES                           327,365           183,838
                                                            -----------       -----------

LONG-TERM LIABILITIES
       Deferred income tax payable                                1,100             1,100
                                                            -----------       -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                                         0                 0
                                                            -----------       -----------

CONTINGENCY                                                          --                --
                                                            -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Convertible preferred stock
          Authorized 10,000,000 shares, par
            value $10 per share
          Issued and outstanding - 0- shares                          0                 0
       Common stock
          Authorized 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding
            September 30, 2001 - 4,402,046 shares                 4,402                 0
            December 31, 2000 - 4,401,166 shares                      0             4,401
       Paid in capital in excess of par value of stock        2,924,277         2,924,005
       Retained (deficit)                                    (2,957,237)       (2,754,644)
                                                            -----------       -----------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (28,558)          173,762
                                                            -----------       -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                              $   299,907       $   358,700
                                                            ===========       ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                      2001                 2000         2001              2000
                                                                  -----------          -----------   -----------       -----------
REVENUES
     Gains (losses) on trading securities                         $     8,871          $   (72,213)  $   (10,216)       $   167,832
     Dividends, interest and other                                        446                2,200         1,453              3,486
                                                                  -----------          -----------   -----------        -----------

          TOTAL REVENUES (DEFICIT)                                      9,317              (70,013)       (8,763)           171,318
                                                                  -----------          -----------   -----------        -----------

COSTS AND EXPENSES
     General and administrative expenses                               49,156              140,360       197,225            415,057
     Interest expense                                                   4,025                9,859         5,605             15,960
                                                                  -----------          -----------   -----------        -----------

          TOTAL COSTS AND EXPENSES                                     53,181              150,219       202,830            431,017
                                                                  -----------          -----------   -----------        -----------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES (BENEFIT)                                       (43,864)            (220,232)     (211,593)          (259,699)

PROVISIONS FOR INCOME TAXES (BENEFIT)                                   5,500              (42,000)       (9,000)           (53,424)
                                                                  -----------          -----------   -----------        -----------

(LOSS) FROM CONTINUING OPERATIONS                                     (49,364)            (178,232)     (202,593)          (206,275)

DISCONTINUED OPERATIONS
     Loss on liquidation of investment in Stein's Cake Box, Inc.            0                    0             0           (195,657)
                                                                  -----------          -----------   -----------        -----------

(LOSS) BEFORE MINORITY INTEREST                                       (49,364)            (178,232)     (202,593)          (401,932)

MINORITY INTEREST IN (LOSS) OF
 SUBSIDIARIES                                                               0                    0             0             45,634
                                                                  -----------          -----------   -----------        -----------

     NET (LOSS)                                                   $   (49,364)         $  (178,232)  $  (202,593)       $  (356,298)
                                                                  ===========          ===========   ===========        ===========

NET (LOSS) PER COMMON SHARE

     Basic and diluted

       Continuing operations                                      $      (.01)         $      (.04)  $      (.05)       $      (.05)
       Discontinued operations                                            .00                  .00           .00               (.04)
                                                                  -----------          -----------   -----------        -----------

          Total                                                   $      (.01)         $      (.04)  $      (.05)       $      (.09)
                                                                  ===========          ===========   ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                            4,401,386            4,401,166     4,401,386          4,401,166
                                                                  ===========          ===========   ===========        ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                            Paid in
                                  Convertible Preferred Stock        Common Stock         Capital in       Retained
                                  ---------------------------     ---------------------    Excess of       Earnings
                                   Shares            Amount         Shares      Amount     Par Value       (Deficit)       Total
                                  --------          ---------     ---------    --------   -----------    -----------     ---------
BALANCE, JANUARY 1, 2001                 0          $       0     4,401,166    $  4,401    $2,924,005    $(2,754,644)    $ 173,762

MARCH 31, 2001, ISSUANCE OF
   880 SHARES OF COMMON
   STOCK FOR SERVICES                    0                  0           880           1           272              0           273

NET (LOSS) FOR THE
   NINE MONTHS ENDED
   SEPTEMBER 30, 2001                    0                  0             0           0             0       (202,593)     (202,593)
                                  --------          ---------     ---------    --------    ----------    -----------     ---------

BALANCE, SEPTEMBER 30, 2001              0          $       0     4,402,046    $  4,402    $2,924,277    $(2,957,237)    $ (28,558)
                                  ========          =========     =========    ========    ==========    ===========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                             ---------------------------
                                                                2001             2000
                                                             ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                            $ (202,593)      $ (356,298)
       Adjustments to reconcile net (loss) to net cash
        (used) by operating activities:
             Depreciation and amortization                        2,839            3,122
             Minority interest in (loss) of subsidiary                0          (45,634)
             Loss on investment in subsidiary                         0          195,000
             Common stock issued for services                       273                0
       Deferred tax assets                                       (9,000)         (52,413)
       Changes in operating assets and liabilities:
             Trading securities                                  95,332          (33,374)
             Accounts receivable                                      0           28,136
             Prepaid insurance                                        0              507
             Accounts payable                                   107,180           67,508
             Accrued liabilities                                  4,405              (57)
             Corporation income taxes payable                         0           (5,177)
                                                             ----------       ----------

          NET CASH (USED) BY OPERATING
          ACTIVITIES                                             (1,564)        (198,680)
                                                             ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                            0           (2,751)
       Changes in loans receivable                              (29,079)           5,527
       Acquisition of subsidiary                                      0          (62,557)
                                                             ----------       ----------

          NET CASH (USED) BY INVESTING ACTIVITIES               (29,079)         (59,781)
                                                             ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings on margin accounts payable                (67,938)         260,547
       Proceeds from notes payable                               99,880                0
       Repayment of note payable                                      0           (5,000)
                                                             ----------       ----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                          31,942          255,547
                                                             ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                   1,299           (2,914)

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------     -------------
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                            $        329     $       3,171
                                                  ------------     -------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                 $      1,628     $         257
                                                  ============     =============

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                              $      1,505     $      13,860
                                                  ============     =============

       Taxes paid                                 $          0     $           0
                                                  ============     =============

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for services      $        273     $           0
                                                  ============     =============

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

                  Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

                  20/20 Web Design, Inc. - The Company acquired 80% ownership in this company in March 1999.

                  Stein's Cake Box, Inc. - Became a wholly owned subsidiary of 20/20 Web Design, Inc. in December 1999.

                  Universal Services and Acquisitions, Inc. - The Company acquired 90% ownership in this company in September 2000. (See
                  Note 19)

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

            Principles of Consolidation

            The September 30, 2001 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc. and 90% owned subsidiary, Universal Services and Acquisitions, Inc.

            The September 30, 2000 consolidated financial statements include the accounts of Stein's Holdings, Inc. and its 80% owned subsidiary, 20/20 Web Design, Inc.

            All material inter-company accounts and transactions have been eliminated.

            Methods of Accounting

            The Companies have adopted the accrual method of accounting. In addition, Stein's Holdings, Inc. records the sale of trading securities on the "trade date".

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 2      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company estimates that the fair value of all financial instruments at September 30, 2001 and 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3      PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                   September 30,    December 31,
                                                       2001            2000
                                                   -------------    ------------
               Computer hardware                    $   13,592      $   13,592
               Computer software                         4,785           4,785
                                                    ----------      ----------
                                                        18,377          18,377

                 Less accumulated depreciation          11,824           9,424
                                                    ----------      ----------

                   Total property and equipment     $    6,553      $    8,953
                                                    ==========      ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3      PROPERTY AND EQUIPMENT (CONTINUED)

            The depreciation expense for the nine months ended September 30, 2001 and 2000 was $2,400 and $2,082, respectively.

NOTE 4      GOODWILL

            Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the Company's net assets and is being amortized on a straight-line basis over forty years.

            The Company recorded $438 of amortization for the nine months ended September 30, 2001.

NOTE 5      NOTES PAYABLE

            The Company has the following notes payable at September 30, 2001:

            Mammoth Corporation                                                           $    93,750
                 Note dated August 3, 2001
                 Due October 17, 2001
                 Interest payable at maturity at 12%
                 Secured by 2,700,000 shares of 20/20 Web Design, Inc.
                    common stock
                 On October 17, 2001, the Company defaulted on the loan
                    and the lender called the collateral in full payment of the loan

            Claudia Zaman                                                                       1,130
                 Note dated June 1, 2001
                 Due September 1, 2001
                 Interest payable at maturity at 12%
                 Unsecured

            Other
                 Unsecured, bears interest at 10% and is due on demand                         25,000
                                                                                          -----------
                                                                                          $   119,880
                                                                                          ===========

NOTE 6      INCOME TAXES

                                                                             2001             2000
                                                                         -----------       -----------
            (Loss) from continuing operations
                   before income taxes                                   $  (211,593)      $  (259,699)
                                                                         -----------       -----------
            The provision for income taxes is estimated as follows:

                 Currently payable or (benefit)                          $         0       $         0
                                                                         -----------       -----------
                 Deferred payable or (benefit)                                (9,000)          (53,424)
                                                                         -----------       -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6      INCOME TAXES (CONTINUED)

                                                                                 2001           2000
                                                                              ---------       ---------
            A reconciliation of the provision for income taxes
            compared with the amounts at the U.S. Federal statutory
            rate was as follows:

                 Tax (benefit) at U.S. Federal statutory income tax rate      $  (9,000)      $ (53,424)
                                                                              ---------       ---------

            Deferred income tax asset and liabilities reflect the
            impact of temporary differences between amounts
            of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured
            by tax laws.
                 The net deferred tax asset is:                               $ 168,000       $ 159,000
                                                                              ---------       ---------
                 The net deferred liability is:                               $   1,100       $   1,100
                                                                              ---------       ---------

            Temporary differences that give rise to deferred
            tax assets and liabilities included the following:
                                                                                  Deferred Tax Asset
                                                                              -------------------------
            Net operating loss                                                $ 336,000       $ 345,000

            Less valuation allowance                                            168,000         172,500
                                                                              ---------       ---------

                 Total deferred tax asset                                     $ 168,000       $ 172,500
                                                                              =========       =========

                                                                                 Valuation Allowances
                                                                                      September 30,
                                                                              -------------------------
                                                                                 2001            2000
                                                                              ---------       ---------
            Balance, Beginning of period                                      $ 159,000       $ 120,500
            Changes for the three months                                          9,000          52,000
                                                                              ---------       ---------

            Balance, end of period                                            $ 168,000       $ 172,500
                                                                              =========       =========

NOTE 7      TAX CARRYFORWARDS

            The corporations have the following loss carryforwards:

                          Net Operating Loss             Capital Loss
                  ---------------------------------      ------------
                      Amount        Expiration Date          Amount
                  --------------    ---------------        ---------

                  $         163            2001            $      0
                          3,128            2002                   0
                         17,910            2003                   0

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 7      TAX CARRYFORWARDS (CONTINUED)

                           Net Operating Loss               Capital Loss
                   -----------------------------------     --------------
                        Amount         Expiration Date          Amount
                   --------------      ---------------     --------------
                   $       9,297             2004          $            0
                             500             2005                       0
                           4,363             2006                  69,727
                          59,049             2007                       0
                         281,412             2011                       0
                          94,200             2018                       0
                         312,136             2019                       0
                         654,377             2020                       0
                         202,593             2021                       0
                   -------------

                   $   1,639,128
                   =============

            Future changes in ownership may limit the ability of the company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 8      CONVERTIBLE PREFERRED STOCK PREFERENCES

            No rights or preferences have been assigned to the preferred stock except for the convertible privilege.

NOTE 9      INTEREST

            The Company incurred interest expense for the nine months ended September 30, 2001 and 2000 of $5,605 and $9,859, respectively.

NOTE 10     RENT

            The Company rents its facilities on a month to month basis from an affiliated company. The rent expense for the nine months ended September 30, 2001 and 2000 was $40,705 and $29,629, respectively.

NOTE 11     STOCK OPTIONS

            The Company does not have any stock options outstanding at September 30, 2001.

NOTE 12     LOSS ON WORTHLESS SUBSIDIARY

            Management believes the investment in Stein's Cake Box Inc. was uncollectible and therefore elected to write-off the $195,657 investment as uncollectible.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 13     SEGMENT REPORTING

            At September 30, 2001, the Company had two reportable segments:

                  Stein's Holdings, Inc. - Trading securities.

                  20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. - management of subsidiary company operations.

            The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated.

            Segment results for the nine months ended September 30, 2001 are as follows:

                                                          20/20 Web Design, Inc.
                                            Stein's       and Universal Services
                                         Holdings, Inc.   and Acquisitions, Inc.
                                         -------------    ----------------------
                                             2001                   2001
                                         -------------    ----------------------

              Net revenues               $      (8,763)         $          0

              (Loss) from
                 continuing operations        (108,040)              (94,553)

              Assets                           299,907                     0

              Capital expenditures                   0                     0

            A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

                                                                     2001
                                                                -----------

              Segment (loss) from operations                    $  (202,593)

              Consolidated (loss) from continuing operations       (202,593)

              Segment assets                                        299,907

              Consolidated total assets                             299,907

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 15     COMPUTATION OF EARNINGS PER SHARE

                                                                    2001               2000
                                                               -------------       --------------
            From continuing operations

                 Net (loss) from continuing operations         $    (202,593)      $     (206,275)
                                                               -------------       --------------
                 Weighted average number of common
                    Shares outstanding                             4,401,386            4,401,166

                 (Loss) per share                              $        (.05)      $         (.05)

            From discontinued operations

                 Net (loss) from discontinuing operations      $           0       $     (195,657)
                                                               -------------       --------------
                 Weighted average number of common
                    Shares outstanding                             4,401,386            4,401,166

                 (Loss) per share                              $        (.00)      $         (.04)

NOTE 16     CONTINGENCY

            The Company is contingently liable on a $25,000 guarantee on Stein's Bakery lease. Since Stein's Bakery filed for bankruptcy protection, it is not known if the guarantee will be assessed against the Company. As of September 30, 2001, the Company has not accrued any liability for this contingency.

NOTE 17     MERGER WITH BENTLEYTEL.COM, INC.

            On April 10, 2001, 20/20 Web Design, Inc. merged with
            BentleyTel.Com, Inc. whereby all of the common shares of BentleyTel.Com, Inc. were converted into common stock of 20/20 Web Design, Inc. and the previous owners of BentleyTel.Com, Inc. became owners of approximately 70% of the common stock of 20/20 Web Design, Inc.

       See Accompanying Notes and Independent Accountants' Review Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 17     MERGER WITH BENTLEYTEL.COM, INC. (CONTINUED)

            The merger agreement stated that the merger would not be final until BentleyTel.Com, Inc. provided 20/20 Web Design, Inc. with the following:

                  1.    Audited financial statements
                  2.    Payment for various finder fees
                  3.    Filings of SEC required documents

            Bentleytel did not complete the above three items, and on June 18, 2001, the merger was terminated and each company agreed to retain its own name and to take the necessary action to terminate the merger.

NOTE 18     UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 2001 and 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 19     UNIVERSAL SERVICES AND ACQUISITIONS, INC.

            On November 1, 2001, Universal Services and Acquisitions, Inc. issued 9,000,000 shares of its stock (after reverse stock split) for 100% of Universal Medical Alliance. After the stock issuance, Stein's Holdings, Inc. interest in Universal Services and Acquisitions, Inc. decreased from 90% to 10%.

       See Accompanying Notes and Independent Accountants' Review Report.