Form 10KSB
period 2001-12-31
CROWN PARTNERS INC
filed 2002-04-16
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

                       Commission File Number: 33-11986-LA
                                               -----------

                              CROWN PARTNERS, INC.
             (Exact name of Registrant as specified in its charter)

               Nevada                                           91-2008803
               ------                                           ----------
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2001 were 7,068,714. The aggregate number of shares of the voting stock held by non-affiliates on April 12, 2002 was 690,302. The market value of these shares, computed by reference to the market closing price on April 12, 2002 was $448,696. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A)    General

Crown Partners, Inc. (the "Company"), formerly known as "Stein's Holdings, Inc." has been involved in several different businesses. In early 1999, its Board of Directors entered into negotiations to acquire Multi-Source Capital, Ltd. ("MSC"), a Colorado corporation. As a condition to completing that acquisition, the Company's shareholders approved a 200-to-1 reverse stock split and changed the Company's name to "Stein's Holdings, Inc." MSC was a company engaged in web design, through a wholly owned subsidiary, 20/20 Web Design, Inc., import/export, business consulting and related services. Also, MSC had entered into an agreement with College Connection, Inc. dba Stein's Bakery, Inc. ("Bakery") in Lewisville, Texas to acquire its bakery operations. MSC assigned that contract to the Company as part of its acquisition. MSC also transferred assets, consisting mostly of cash and securities, to the Company in exchange for the issuance of 4,247,754 shares of the Company's stock to the MSC shareholders.

The Bakery filed for protection under the US Bankruptcy Code in 2000 and certain monies that the Company and the Company's subsidiary, 20/20 Web Design, Inc., advanced to the Bakery were written off due to the bankruptcy.

B)    Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed in excess of $30,000 to pay past obligations of SSH during the year ended December 31, 2001. The Company anticipates either borrowing money or raising capital during fiscal 2002 to fund SSH's operations.

The Company has two subsidiaries of which it is the majority shareholder: 20/20 Web Design, Inc. ("20/20 Web") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of 20/20 Web Design, Inc. ("20/20 Web"), a Nevada corporation traded on the Electronic Bulletin Board under "TWBD." 20/20 Web established a subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation, to engage in business with certain retail convenience stores in Texas through leasing production facilities through the Bakery. 20/20 Web lent $195,000 to Cake Box to fund its acquisition of these contracts from the Bakery. Since the transaction was not consummated, the money was to be repaid to 20/20 Web. However, given the bankruptcy of the Bakery, it is unlikely that 20/20 Web will ever be repaid anything.

In February, 2001, 20/20 Web entered into a letter of intent to acquire BentleyTel.com, Inc. ("BentleyTel"), a Nevada corporation. This transaction was not completed and the Company is seeking merger candidates for 20/20 Web.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. The Company, in exchange for agreeing to pay all the costs required to make USV a reporting company, which required the Company to pay all the legal and accounting expenses necessary to bring USV current, received 90% of the issued and outstanding shares of USV. The Company has been bringing USV current in its reporting obligations and anticipates locating a suitable merger candidate for USV in the future. USV entered into an agreement in September, 2001 with Universal Medical Alliance ("UMA"), a Nevada corporation, wherein the two companies were to merge and USV changed its name to Universal Medical Alliance Corp. The shareholder of UMA paid $60,000 of the fee of $400,000 owed to the Company but that shareholder has requested the return of the $60,000 and cancellation of the merger agreement and has filed suit against the Company.

In June, 2001, the Company borrowed $93,750 which loan was secured by shares of 20/20 Web stock. The Company was unable to pay the loan back and the shares were transferred to the lender. The lender has filed suit against the Company seeking repayment of amounts its alleges are still due it.

As of December 31, 2001, the Company had no employees. SSH had one employee as of December 31, 2001.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company's portion of the rent is approximately $1,500 and the lease expires in November, 2002. The Company anticipates that this space is sufficient for the near future. SSH sub-leases warehouse space in Hawaii at a rent of approximately $9,100 per month and the sub-lease expires in 2005 with an option to extend it for an additional seven years. The Company anticipates that this space is sufficient for the near future.

Item 3. Legal Proceedings.

The Company has been named as a defendant in an action in the Circuit Court of Lake County, Illinois dated December 17, 2001 brought by Mammoth Corporation against the Company. This action arises out of the default of a loan made by Mammoth to the Company which was secured by stock of 20/20 Web. Mammoth is seeking repayment of the loan and interest in an amount to be determined.

The Company was named as a defendant in an action in the Superior Court of Los Angeles County, California dated March 21, 2002 brought by Invinity Systems Corporation and Universal Medical Alliance against the Company. This action arises out of the sale of USV to the plaintiffs and seeks the return of the deposit made to the Company in connection with this transaction as well as punitive and other damages.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM," since April, 1999, under the symbol "SNHS" and since January, 2002, under the symbol "CRWP". The following table reflects the high and low quarterly bid prices for 2001. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                                                      High Bid     Low Bid
--------------------------------------------------------------------------------
1st Qtr 2001                                                  .375         .25
--------------------------------------------------------------------------------
2nd Qtr 2001                                                  .375         .25
--------------------------------------------------------------------------------
3rd Qtr 2001                                                  .375         .25
--------------------------------------------------------------------------------
4th Qtr 2001                                                   .25        3.65
--------------------------------------------------------------------------------

As of December 31, 2001, the Company had 7,068,714 shares of its common stock issued and outstanding, of which 690,302 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of April 12, 2002.

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

For the year ended December 31, 2001, the Company realized a loss of ($34,146) on its trading of securities and earned interest of $1,453 for net revenues of ($32,693).

For the year ended December 31, 2000, the Company had revenues of $104,749 which was composed of gains on trading securities of $98,287 and dividends and interest of $6,462.

The costs and expenses for the year ended December 31, 2001 totaled $593,968 which consisted of general and administrative expenses of approximately $591,000 and interest expense of approximately $3,000.

The expenses for the year ended December 31, 2000 consisted primarily of general and administrative expenses of approximately $520,000 and interest expense of approximately $18,000.

The Company's net loss from continuing operations before income taxes for the year ended December 31, 2001 was ($626,661) compared to a net loss of ($433,242) for the year ended December 31, 2000. After recognizing a provision for income taxes of $157,900 for the year ended December 31, 20001 and a tax benefit of ($79,100) for the year ended December 31, 2001, the Company's net loss from continuing operations were ($784,561) and ($354,142), respectively. For the year ended December 31, 2000, the Company recognized a loss of ($195,657) from its discontinued operations due to the loss of its investment, through its subsidiary 20/20 Web Design, Inc., in the proposed bakery operation. The net losses from all operations, continuing and discontinued, for the periods ended December 31, 2001 and 2000 were ($784,561) and ($549,799), respectively.

The net loss per share for the periods ended December 31, 2001 and 2000 was ($.16) and ($.12), respectively.

At December 31, 2001, shareholder equity totaled $123,415 compared to shareholder equity of $173,762 at December 31, 2000. This decrease in shareholder equity is due primarily to the Company's loss on investments and the costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had current assets of approximately $49,000 which consisted of a note receivable from a related entity of approximately $36,000, cash of approximately $5,200, trading securities of approximately $3,500 and prepaid assets of $4,000. The current liabilities of the Company at December 31, 2001 were approximately $389,000 which consisted of approximately $212,000 in trade account payables, notes payable of approximately $148,000 and accounts payable to a related entity of approximately $29,000.

At December 31, 2000, the Company had current assets of approximately $315,000 which consisted of trading securities of approximately $140,000, deferred tax asset of approximately $159,000, a note receivable of $16,000 and cash of approximately $300. The current liabilities of the Company at December 31, 2000 consisted of approximately $93,000 in accounts payable, margin account payable of approximately $68,000 and a note payable of $20,000.

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

The Company does not have adequate working capital for its current operations and will need additional working capital in 2002.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries. The Company is seeking to locate other potential acquisitions for its subsidiaries.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company's balance sheet as of December 31, 2001 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period. In February, 2002, the Company changed auditors, appointing Malone & Bailey PLLC as its auditors, replacing Moffitt and

Company which had resigned.

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

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                  Position                   Term(s) of Office
----                  --------                   -----------------

Charles Smith          Director, CEO, CFO        May 15, 2000 to the present

Mehrdad Alborz         Director                  June, 2001 to the present

Vincent Hussain        Director                  February 1, 2002 to the present

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

Mr. Smith is presently CEO and CFO of 20/20 Web Design, Inc., a company in which the Company is the majority shareholder and which trades on the OTC Electronic Bulletin Board under the symbol "TWBD."

MEHRDAD ALBORZ. Mr. Alborz has been an attorney in private practice for the last four years. Prior to being an attorney, Mr. Alborz was chief financial officer of Ravissant Corporation in Pasadena, California were he increased the company's revenues from $500,000 to $1,000,000. Mr. Alborz had similar success while employed at Micro Tree Systems.

Mr. Alborz received his Juris Doctor from West Los Angeles School of Law and his Bachelor of Science in Computer Science and Automation Engineering, with a minor in Math, from California State University at Northridge.

Mr. Alborz is an officer and director of 20/20 Web Design, Inc., a subsidiary of the Company and a publicly traded company on the OTC Electronic Bulletin Board under "TWBD."

VINCENT HUSSAIN. Mr. Hussain retired from Hallmark-Avnet in 1998 after working there for approximately 40 years. Mr. Hussain is a and director of 20/20 Web Design, Inc., a subsidiary of the Company and a publicly traded company on the OTC Electronic Bulletin Board under "TWBD."

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

Item 10. Executive Compensation.

During fiscal 2001, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                    Filed Reports
----

Myles O'Dwyer              Director                    No
James Smith                Director                    Yes
Tisa Capital Corp.         Shareholder                 Yes
Charles Smith              Director, CEO, CFO          No
Mary Reindinger            Director, Secretary         No
Mehrdad Alborz             Director                    No

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 7,068,714 shares of the Company's common stock issued and outstanding on December 31, 2001. No preferred shares were issued and outstanding at December 31, 2001. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                                                Amount
Name and Address of                        of Common Shares
Beneficial Owner                           Currently Owned               Percent
----------------                           ---------------               -------

Charles Smith (1)                                      0                   0.00
21800 Oxnard Street #440
Woodland Hills CA 91367

Tisa Capital Corp.                             3,170,116                  44.85
21800 Oxnard Street #440
Woodland Hills CA 91367

Mehrdad Alborz                                         0                   0.00
21800 Oxnard Street #440
Woodland Hills CA 91367

Vincent Hussain                                   43,795                   0.62
21800 Oxnard Street #440
Woodland Hills CA 91367

Sanitec USA National, Inc.                     1,333,334                  18.86
21800 Oxnard Street #440
Woodland Hills CA 91367

Phoenix Consulting Services                    1,333,334                  18.86
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (3)                                    43,795                   0.62

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

Item 13. Exhibits and Reports on Form 8-K.

(a)   Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated March 29, 2002
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors' Report dated January 10, 2001

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2001 Financial Statements for the Year Ended December 31, 2000

(b) There was a Report filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2001 concerning the Company's acquisition of SSH.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2002                          CROWN PARTNERS, INC.


                                        /s/ Charles Smith
                                        ----------------------------------------
                                        Charles Smith, CEO, CFO, Director


April 12, 2002                          /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, Director


April 12, 2002                          /s/ Vincent Hussain
                                        ----------------------------------------
                                        Vincent Hussain, Director

                             STEIN'S HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

INDEPENDENT AUDITORS' REPORT .........................................      1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets....................................      2

       Consolidated Statements of Operations..........................      3

       Consolidated Statement of Stockholders' Equity.................      4

       Consolidated Statements of Cash Flows..........................    5 - 6

       Notes to Consolidated Financial Statements.....................   7 - 17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Crown Partner's, Inc. (formerly Stein's Holding, Inc.)
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Crown Partner's, Inc. (formerly Stein's Holding, Inc.) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partner's, Inc. (formerly Stein's Holdings, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 29, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Stein's Holding, Inc. and Subsidiary
Woodland Hills, California

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Crown's operations and its cash flows for the year then ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Moffitt & Company, P.C.
Scottsdale, Arizona

January 11, 2001

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

Current assets:
  Cash                                                             $     5,232
  Trading securities                                                     3,546
  Notes receivable - related entity                                     35,811
  Prepaid assets                                                         4,000
                                                                   -----------
      Total current assets                                              48,589

Property and equipment, net                                            422,536

Goodwill, net of accumulated amortization                               23,289

Deposits                                                                17,703
                                                                   -----------
                                                                   $   512,117
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade                                                          $   211,600
    Related entity                                                      29,154
  Notes payable                                                        147,948
                                                                   -----------
    Total current liabilities                                          388,702
                                                                   -----------

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                              --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 7,068,714 shares issued and outstanding                    7,069
Additional paid in capital                                           3,655,551
Accumulated deficit                                                 (3,539,205)
                                                                   -----------
  Total Stockholders' Equity                                           123,415
                                                                   -----------
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   512,117
                                                                   ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                  2001              2000
                                                               -----------       -----------
Gains (losses) on trading securities                           $   (34,146)      $    98,287
Dividends, interest and other                                        1,453             6,462
                                                               -----------       -----------
  Total                                                            (32,693)          104,749

Costs and Expenses:
  General and administrative                                       591,299           520,160
  Interest expense                                                   2,669            17,831
                                                               -----------       -----------
                                                                   593,968           537,991
                                                               -----------       -----------

Net loss before income taxes and discontinued operations:         (626,661)         (433,242)

Provision (benefit) for income taxes                               157,900           (79,100)
                                                               -----------       -----------
Loss before discontinued operations                               (784,561)         (354,142)

Discontinued operations:
  Loss on liquidation of investment in Stein's
  Cake Box, Inc.                                                        --          (195,657)
  Loss from continuing operations of Stein's Cake
  Box, Inc.                                                             --                --
                                                               -----------       -----------
                                                                        --          (195,657)
                                                               -----------       -----------

Net loss before minority interest                                 (784,561)         (549,799)

Minority interest in loss of subsidiaries                               --            38,948
                                                               -----------       -----------
Net loss                                                       $  (784,561)      $  (510,851)
                                                               ===========       ===========
Net loss per share:
  Net loss basic and diluted                                   $     (0.16)      $     (0.12)
                                                               ===========       ===========
Weighted average shares outstanding:
  Basic and diluted                                              4,923,700         4,401,166
                                                               ===========       ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Years Ended December 31, 2001

                                      Common stock           Additional
                                  ---------------------       paid in        Accumulated
                                   Shares        Amount       capital          deficit           Total
                                  ---------      ------      ----------      -----------       ---------
Balance,
  December 31, 1999               4,401,166      $4,401      $2,924,005      $(2,243,793)      $ 684,613

Net loss                                 --          --              --         (510,851)       (510,851)
                                  ---------      ------      ----------      -----------       ---------

Balance,
  December 31, 2000               4,401,166       4,401       2,924,005       (2,754,644)        173,762

Issuance of common stock for
services                          1,334,214       1,335         319,545               --         320,880

Issuance of common stock in
connection with acquisition       1,333,334       1,333         412,001               --         413,334

Net loss                                 --          --              --         (784,561)       (784,561)
                                  ---------      ------      ----------      -----------       ---------
Balance,
  December 31, 2001               7,068,714      $7,069      $3,655,551      $(3,539,205)      $ 123,415
                                  =========      ======      ==========      ===========       =========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                          2001           2000
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(784,561)     $(510,851)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Depreciation and amortization                             14,044          4,483
Minority interest in loss of subsidiary                       --        (38,948)
Loss on investment in subsidiary                              --        195,656
Common stock for services                                320,880             --
Net change in:
  Trading securities                                     136,366        253,975
  Accounts receivable                                         --         28,136
  Prepaid assets                                         (21,703)           507
  Accounts payable                                       133,200         87,906
  Accrued expenses                                            --            443
  Deferred income taxes                                  157,900        (44,190)
                                                       ---------      ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (43,875)       (22,882)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (2,649)        (2,751)
  Changes in loans receivable                            (20,238)        22,927
  Acquisition of subsidiary                                   --        (63,074)
                                                       ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                  (22,887)       (42,898)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on margin accounts payable              (67,938)        67,938
  Proceeds (payments) on notes payable                   139,603         (5,000)
                                                       ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               71,665         62,938
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                            4,903         (2,842)
Cash, beg. of period                                         329          3,171
                                                       ---------      ---------
Cash, end of period                                    $   5,232      $     329
                                                       =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $      --      $  15,831
  Income taxes paid                                    $      --      $      --

NONCASH TRANSACTION:
  Acquisition of subsidiary for common stock           $ 413,334      $      --

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Crown Partners', Inc. (formerly Stein's Holdings, Inc.), a Nevada corporation, was incorporated on November 3, 1986. The Company was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. The Company was a development stage company until 1999, when it acquired the following companies and became an active company:

Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

20/20 Web Design, Inc. - The Company acquired 80% ownership in this company in March 1999.

In September 2000, the Company acquired 90% ownership in Universal Services and Acquisitions, Inc.

In November 2001, the Company acquired 100% of Sanitec Services of Hawaii, Inc.

Nature of Business

Crown Partners', Inc. (formerly Stein's Holdings, Inc.) main activities and sources of income are derived from daily trading in the stock markets.

20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. are in the business of managing and acquiring subsidiary companies.

Sanitec Services of Hawaii, Inc.("Sanitec") processes medical waste. Currently, Sanitec has not begun operations.

Principles of Consolidation

The December 31, 2001 consolidated financial statements include the accounts of the Company's majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2001, as applicable.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

      Computer hardware      5 years
      Computer software      3 years

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Crown records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

Crown does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Crown's results of operations, financial position or cash flow.

Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. The accrued vacation pay during each period presented is considered immaterial and accordingly, no liability has been recorded in the accompanying financial statements.

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 - Financial Condition And Going Concern

For the years ended December 31, 2001 and 2000, the Company incurred losses totaling $784,561 and $510,851, respectively, and at December 31, 2001 had a capital deficit of $340,113. Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. The Company is also identifying merger and/or acquisition candidates. As of March 29, 2002, no acquisition or merger agreements have been closed.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not renew its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 2001 and 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 4 - NOTE RECEIVABLE

The Company has a note receivable due from a related entity. The note is non-interest bearing and is due upon demand.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           2001         2000
      Medical waste equipment            $415,983      $    --
      Computer equipment                   18,377       18,377
                                         --------      -------
                                          434,360       18,377
      Less accumulated depreciation        11,824        9,424
                                         --------      -------
                                         $422,536      $ 8,953
                                         ========      =======

The depreciation expense for the years ended December 31, 2001 and 2000 was $2,400 and $4,263, respectively.

NOTE 5 - GOODWILL

Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the Company's net assets and is being amortized on a straight-line basis over three years.

The Company recorded $11,644 of amortization for the year ended December 31, 2001.

NOTE 6 - NOTES PAYABLE

The notes payable are unsecured, bearing interest at 10% and are due upon demand.

NOTE 7 - INCOME TAXES

Temporary differences that give rise to the deferred tax assets or liabilities at December 31, 2001 and 2000 are as follows:

      Deferred tax asset
      Net operating loss carryforward                              723,000
      Deferred tax liabilities                                      (6,000)
                                                                 ---------
                                                                   717,000
      Valuation allowance                                         (717,000)
                                                                 ---------
      Net deferred tax asset                                     $      --
                                                                 =========

The provision (benefit) for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                                             2001                  2000
                                           ---------             --------
      Federal
        Current                            $      --             $     --
        Deferred                             157,900              (79,100)
                                           ---------             --------
                                           $ 157,900             $(79,100)
                                           =========             ========

A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) for the years ended December 31, 2001 and 2000 is as follows:

                                                           2001          2000
                                                        ---------     ---------
      Federal tax expense (benefit at statutory rate    $(213,065)    $      --
      Tax refund on net operating loss carryforward            --      (79,100)
      Change in valuation allowance                       213,065           --
                                                        ---------     ---------
                                                        $      --     $ (79,100)
                                                        =========     =========

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,125,000 at December 31, 2001, and will expire in the years 2002 through 2021.

NOTE 8 - RENT

The Company rents its facilities on a month to month basis from an affiliated company. The rent expense for the years ended December 31, 2001 and 2000 was $33,686 and $43,404, respectively.

NOTE 9 - ACQUISITIONS

In November 2001, the Company acquired 100% of the outstanding capital stock Sanitec Services of Hawaii, Inc. for 1,333,334 shares of common stock The transaction was accounted for as a purchases. The common stock has been valued at $0.31 per share, the estimated fair value at the date of issuance. Sanitec has equipment which is used to process medical waste.

The purchase price was allocated to the acquired assets and liabilities based upon an estimate of fair values at the date of acquisition. The financial results and operations of Sanitec have been included in the Company's consolidated financial statements since the effective date of acquisition.

The purchase price of the acquisition of the acquisition has been allocated as follows:

                                                               Fair Value
      Purchase consideration                                    $ 413,334

      Medical waste equipment                                     415,983
      Prepaid assets and deposits                                  21,703
      Accounts payable                                            (24,352)
                                                                ---------
      Fair value of net assets acquired                         $ 413,334
                                                                =========

On September 30, 2000, the Company completed its acquisition of Universal Services and Acquisitions, Inc. (Universal). Universal is in the business of managing and acquiring subsidiary companies. The acquisition was recorded under the purchase method of accounting, included the purchase of 20,092,500 shares of stock for $29,000 plus assumed liabilities. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the balance allocated to goodwill. Pro forma statements of operations reflecting this acquisition are not shown as such disclosure is not material.

The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 2000, as if the acquisitions of had occurred on January 1, 2000:

                                                         For the years ended
                                                             December 31,
                                                      -------------------------
                                                        2001            2000
                                                      ---------       ---------
                                                             (unaudited)
      Pro forma revenues                              $ (32,693)      $ 104,749
      Pro forma operating loss                         (761,867)       (724,651)
      Pro forma net loss                               (919,767)       (802,260)

      Pro forma basic and diluted loss per share      $   (0.15)      $   (0.14)

The information is not necessarily indicative of the results of operations and financial position of the Company as they may be in the future or as they might have been had the business combinations been consummated as of January 1, 2000.

NOTE 10 DISCONTINUED OPERATIONS

In February 2000, Crown's investment in Stein's Cake Box, Inc. ("Stein's Cake Box") was discontinued. The investment was written off as worthless. Stein's was in the business of selling bakery products to retail establishments in the Dallas Texas metropolitan area.

Stein's Cake Box revenue for the year ended December 31, 2000 was $28,136. Net loss from operations was $34,910, net of income tax benefit of $0 for the year ended December 31, 2000.

There are no remaining assets of Stein's Cake Box as of December 31, 2000.

NOTE 11 CONTINGENCY

The Company is contingently liable on a $25,000 guarantee on Stein's Bakery lease. Since Stein's Bakery filed for bankruptcy protection, it is not known if the guarantee will be assessed against the Company. As of December 31, 2001, the Company has not accrued any liability for this contingency.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

January 10, 2001

                             STEIN'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                       2000               1999
                                                     --------         ----------

CURRENT ASSETS
       Cash and cash equivalents                     $    329         $    3,171
       Trading securities                             139,912            393,887
       Accounts receivable                                  0             28,136
       Loans and notes receivable
          Related entities                             15,573             37,500
          Other                                             0              1,000
       Deferred tax asset                             159,000            120,087
       Prepaid insurance                                    0                507
                                                     --------         ----------

            TOTAL CURRENT ASSETS                      314,814            584,288

PROPERTY AND EQUIPMENT                                  8,953            490,669

OTHER ASSETS
       Goodwill                                        34,933                  0
                                                     --------         ----------

            TOTAL ASSETS                             $358,700         $1,074,957
                                                     ========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               2000             1999
                                                           -----------      -----------
CURRENT LIABILITIES
       Accounts payable
          Trade                                            $    93,300      $     5,394
          Related entity                                             0          312,468
       Accrued liabilities and payroll taxes                     2,600            2,157
       Margin accounts payable                                  67,938                0
       Note payable                                             20,000           25,000
       Corporation income taxes payable                              0            4,949
                                                           -----------      -----------

            TOTAL CURRENT LIABILITIES                          183,838          349,968
                                                           -----------      -----------

LONG-TERM LIABILITIES
       Deferred income tax payable                               1,100            1,428
                                                           -----------      -----------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                                        0           38,948
                                                           -----------      -----------

CONTINGENCY                                                         --               --

STOCKHOLDERS' EQUITY
       Convertible preferred stock
          Authorized 10,000,000 shares, par
            value $10 per share
          Issued and outstanding -0- shares                          0                0
       Common stock
          Authorized 50,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 4,401,166 shares              4,401            4,401
       Paid in capital in excess of par value of stock       2,924,005        2,924,005
       Retained earnings (deficit)                          (2,754,644)      (2,243,793)
                                                           -----------      -----------

            TOTAL STOCKHOLDERS' EQUITY                         173,762          684,613
                                                           -----------      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                       $   358,700      $ 1,074,957
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
                                                                       ===========      ===========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                                           Deficit
                                                                                          Paid in                       Accumulated
                                 Convertible Preferred Stock       Common Stock         Capital in       Retained          During
                                 ---------------------------   --------------------      Excess of       Earnings       Development
                                   Shares          Amount        Shares      Amount      Par Value      (Deficit)           Stage

BALANCE, JANUARY 1, 1999           510,000      $ 5,100,000       44,376     $   44     $1,189,154     $         0      $(1,507,386)
                                  --------      -----------    ---------     ------     ----------     -----------      -----------

TRANSFER OF DEFICIT ACCUMU-
   LATED DURING THE DEVELOP-
   MENT STAGE TO RETAINED
   EARNINGS                              0                0            0          0              0      (1,507,386)       1,507,386

CANCELLATION OF PREFERRED
   STOCK                          (510,000)      (5,100,000)           0          0        290,687               0                0

ISSUANCE OF COMMON STOCK
   FOR SERVICES, AT PAR VALUE            0                0       62,500         62              0               0                0

PRIVATE PLACEMENT OF STOCK
   THROUGH SUBSIDIARY
   COMPANIES                             0                0            0          0        227,140        (461,428)               0

MERGER WITH 20/20 WEB
   DESIGN, INC                           0                0            0          0        455,952         (33,640)               0

ISSUANCE OF COMMON STOCK
   FOR MERGER OF MULTI-
   SOURCE CAPITAL LTD                    0                0    4,247,754      4,248        560,986               0                0

ISSUANCE OF COMMON STOCK
   FOR
      CASH                               0                0       18,610         19         92,981               0                0
      RENT                               0                0       15,926         16         95,127               0                0
      ACCOUNTS PAYABLE                   0                0       12,000         12         11,978               0                0

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 1999               0                0            0          0              0        (241,339)               0
                                  --------      -----------    ---------     ------     ----------     -----------      -----------

BALANCE, DECEMBER 31, 1999               0                0    4,401,166      4,401      2,924,005      (2,243,793)               0

NET (LOSS) FOR THE YEAR
   ENDED DECEMBER 31, 2000               0                0            0          0              0        (502,451)               0
                                  --------      -----------    ---------     ------     ----------     -----------      -----------

BALANCE, DECEMBER 31, 2000               0      $         0    4,401,166     $4,401     $2,924,005     $(2,746,244)     $         0
                                  ========      ===========    =========     ======     ==========     ===========      ===========

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
                                                           =========      =========

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            2000         1999
                                                                           -------     --------
SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                       $15,831     $  1,532
                                                                           =======     ========

       Taxes paid                                                          $     0     $      0
                                                                           =======     ========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Related party payable for acquisition of property and equipment     $     0     $285,204
                                                                           =======     ========

       Issuance of common stock for services and rent                      $     0     $ 76,217
                                                                           =======     ========

       Cancellation of preferred stock                                     $     0     $290,687
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
                                                               =========      =========

      Temporary differences that give use to deferred tax assets and liabilities included the following:

                                                               Deferred Tax
                                                          ----------------------
                                                          Assets     Liabilities
                                                          ------     -----------

Net operating loss                                       $318,000     $       0
Property and equipment related                                  0         6,377
                                                         --------     ---------
                                                          318,000     $   6,377
                                                                      =========

Less valuation allowance                                  159,000
                                                         --------

     Total deferred taxes                                $159,000
                                                         ========

Balance, Beginning of year                               $120,050     $ 495,121
Less adjustments due to merger                                  0       (63,876)
Current year reduction due to managements' estimate
  of future profits due to mergers and new subsidiary           0      (311,195)
Addition for year                                          38,950             0
                                                         --------     ---------

     Balance, end of year                                $159,000     $ 120,050
                                                         ========     =========

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

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 13 ACQUISITION OF 20/20 WEB DESIGN, INC. (CONTINUED)

      The merger has been accounted for as a pooling of interest and the Company recorded the merger as follows:

Increase in common stock
   8,620,000 shares @ .001(cent)par value                                 $8,620
Decrease in paid-in capital                                                8,620

      After the merger, the Company changed its name to 20/20 Web Design, Inc.

      The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

                                                     1999                1998
                                                   --------           ---------
Net sales
   Trump Oil Corporation                           $  2,500           $       0
   20/20 Web Design, Inc.                                 0                   0

Net (loss)
   Trump Oil Corporation                            (20,000)           (359,441)
   20/20 Web Design, Inc.                                 0                   0

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

      The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

            See Accompanying Notes and Independent Auditors' Report.

                             STEIN'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14 BUSINESS COMBINATION - MULTI-SOURCE CAPITAL LTD. (CONTINUED)

                                                Stein's             Multi-Source
                                             Holdings, Inc.         Capital Ltd.
                                             --------------         ------------

Net sales                                         $0                 $(203,741)

Net (loss)                                         0                   278,596

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

                                                              Nine Months Ended
                                  1999            1998       September 30, 2000
                               ---------          -----      ------------------

Revenues                       $  (3,417)         $   0          $ 171,318

Net income (loss) after
   Amortization of goodwill     (242,219)          (880)          (356,958)

Earnings (loss) per share
   Basic and diluted           $    (.06)         $(.00)         $    (.08)

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

      Segment results for the year ended December 31, 2000 are as follows:

                                                       20/20 Web Design, Inc.
                                        Stein's        and Universal Services
                                     Holdings, Inc.    and Acquisitions, Inc.
                                     --------------    ----------------------

Net revenues                           $  98,287            $       0

(Loss) from continuing operations       (313,059)            (236,740)

Assets                                   358,641                   59

      A reconciliation from the segment information to the consolidated balances for (loss) from operations and assets is set forth below:

Segment (loss) from operations                                        $(549,799)

Consolidated (loss) from continuing operations                         (549,799)

Segment assets                                                          358,700

Consolidated total assets                                               358,700

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

            See Accompanying Notes and Independent Auditors' Report.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Crown Partner's, Inc. (formerly Stein's Holding, Inc.)
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Crown Partner's, Inc. (formerly Stein's Holding, Inc.) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partner's, Inc. (formerly Stein's Holdings, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 29, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Stein's Holding, Inc. and Subsidiary
Woodland Hills, California

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Crown's operations and its cash flows for the year then ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Moffitt & Company, P.C.
Scottsdale, Arizona

January 11, 2001

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

Current assets:
  Cash                                                             $     5,232
  Trading securities                                                     3,546
  Notes receivable - related entity                                     35,811
  Prepaid assets                                                         4,000
                                                                   -----------
      Total current assets                                              48,589

Property and equipment, net                                            422,536

Goodwill, net of accumulated amortization                               23,289

Deposits                                                                17,703
                                                                   -----------
                                                                   $   512,117
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade                                                          $   211,600
    Related entity                                                      29,154
  Notes payable                                                        147,948
                                                                   -----------
    Total current liabilities                                          388,702
                                                                   -----------

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                              --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 7,068,714 shares issued and outstanding                    7,069
Additional paid in capital                                           3,655,551
Accumulated deficit                                                 (3,539,205)
                                                                   -----------
  Total Stockholders' Equity                                           123,415
                                                                   -----------
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   512,117
                                                                   ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                  2001              2000
                                                               -----------       -----------
Gains (losses) on trading securities                           $   (34,146)      $    98,287
Dividends, interest and other                                        1,453             6,462
                                                               -----------       -----------
  Total                                                            (32,693)          104,749

Costs and Expenses:
  General and administrative                                       591,299           520,160
  Interest expense                                                   2,669            17,831
                                                               -----------       -----------
                                                                   593,968           537,991
                                                               -----------       -----------

Net loss before income taxes and discontinued operations:         (626,661)         (433,242)

Provision (benefit) for income taxes                               157,900           (79,100)

                                                               -----------       -----------
Loss before discontinued operations                               (784,561)         (354,142)

Discontinued operations:
  Loss on liquidation of investment in Stein's
  Cake Box, Inc.                                                        --          (195,657)
  Loss from continuing operations of Stein's Cake
  Box, Inc.                                                             --                --
                                                               -----------       -----------
                                                                        --          (195,657)
                                                               -----------       -----------

                                                               -----------       -----------
Net loss before minority interest                                 (784,561)         (549,799)

Minority interest in loss of subsidiaries                               --            38,948

                                                               -----------       -----------
Net loss                                                       $  (784,561)      $  (510,851)
                                                               ===========       ===========

Net loss per share:
                                                               -----------       -----------
  Net loss basic and diluted                                   $     (0.16)      $     (0.12)
                                                               ===========       ===========

Weighted average shares outstanding:
  Basic and diluted                                              4,923,700         4,401,166
                                                               ===========       ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Years Ended December 31, 2001

                                      Common stock           Additional
                                  ---------------------       paid in        Accumulated
                                   Shares        Amount       capital          deficit           Total
                                  ---------      ------      ----------      -----------       ---------
Balance,
  December 31, 1999               4,401,166      $4,401      $2,924,005      $(2,243,793)      $ 684,613

Net loss                                 --          --              --         (510,851)       (510,851)
                                  ---------      ------      ----------      -----------       ---------

Balance,
  December 31, 2000               4,401,166       4,401       2,924,005       (2,754,644)        173,762

Issuance of common stock for
services                          1,334,214       1,335         319,545               --         320,880

Issuance of common stock in
connection with acquisition       1,333,334       1,333         412,001               --         413,334

Net loss                                 --          --              --         (784,561)       (784,561)
                                  ---------      ------      ----------      -----------       ---------

Balance,
  December 31, 2001               7,068,714      $7,069      $3,655,551      $(3,539,205)      $ 123,415
                                  =========      ======      ==========      ===========       =========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                          2001           2000
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(784,561)     $(510,851)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Depreciation and amortization                             14,044          4,483
Minority interest in loss of subsidiary                       --        (38,948)
Loss on investment in subsidiary                              --        195,656
Common stock for services                                320,880             --
Net change in:
  Trading securities                                     136,366        253,975
  Accounts receivable                                         --         28,136
  Prepaid assets                                         (21,703)           507
  Accounts payable                                       133,200         87,906
  Accrued expenses                                            --            443
  Deferred income taxes                                  157,900        (44,190)
                                                       ---------      ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (43,875)       (22,882)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (2,649)        (2,751)
  Changes in loans receivable                            (20,238)        22,927
  Acquisition of subsidiary                                   --        (63,074)
                                                       ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                  (22,887)       (42,898)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on margin accounts payable              (67,938)        67,938
  Proceeds (payments) on notes payable                   139,603         (5,000)
                                                       ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               71,665         62,938
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                            4,903         (2,842)
Cash, beg. of period                                         329          3,171
                                                       ---------      ---------
Cash, end of period                                    $   5,232      $     329
                                                       =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $      --      $  15,831
  Income taxes paid                                    $      --      $      --

NONCASH TRANSACTION:
  Acquisition of subsidiary for common stock           $ 413,334      $      --

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                        (FORMERLY STEIN'S HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Crown Partners', Inc. (formerly Stein's Holdings, Inc.), a Nevada corporation, was incorporated on November 3, 1986. The Company was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. The Company was a development stage company until 1999, when it acquired the following companies and became an active company:

Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

20/20 Web Design, Inc. - The Company acquired 80% ownership in this company in March 1999.

In September 2000, the Company acquired 90% ownership in Universal Services and Acquisitions, Inc.

In November 2001, the Company acquired 100% of Sanitec Services of Hawaii, Inc.

Nature of Business

Crown Partners', Inc. (formerly Stein's Holdings, Inc.) main activities and sources of income are derived from daily trading in the stock markets.

20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. are in the business of managing and acquiring subsidiary companies.

Sanitec Services of Hawaii, Inc.("Sanitec") processes medical waste. Currently, Sanitec has not begun operations.

Principles of Consolidation

The December 31, 2001 consolidated financial statements include the accounts of the Company's majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2001, as applicable.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

      Computer hardware      5 years
      Computer software      3 years

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Crown records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

Crown does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Crown's results of operations, financial position or cash flow.

Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. The accrued vacation pay during each period presented is considered immaterial and accordingly, no liability has been recorded in the accompanying financial statements.

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 2001 and 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 3 - NOTE RECEIVABLE

The Company has a note receivable due from a related entity. The note is non-interest bearing and is due upon demand.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           2001         2000
      Medical waste equipment            $415,983      $    --
      Computer equipment                   18,377       18,377
                                         --------      -------
                                          434,360       18,377
      Less accumulated depreciation        11,824        9,424
                                         --------      -------
                                         $422,536      $ 8,953
                                         ========      =======

The depreciation expense for the years ended December 31, 2001 and 2000 was $2,400 and $4,263, respectively.

NOTE 5 - GOODWILL

Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of the Company's net assets and is being amortized on a straight-line basis over three years.

The Company recorded $11,644 of amortization for the year ended December 31, 2001.

NOTE 6 - NOTES PAYABLE

The notes payable are unsecured, bearing interest at 10% and are due upon demand.

NOTE 7 - INCOME TAXES

Temporary differences that give rise to the deferred tax assets or liabilities at December 31, 2001 and 2000 are as follows:

      Deferred tax asset
      Net operating loss carryforward                              723,000
      Deferred tax liabilities                                      (6,000)
                                                                 ---------
                                                                   717,000
      Valuation allowance                                         (717,000)
                                                                 ---------
      Net deferred tax asset                                     $      --
                                                                 =========

The provision (benefit) for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                                             2001                  2000
                                           ---------             --------
      Federal
        Current                            $      --             $     --
        Deferred                             157,900              (79,100)
                                           ---------             --------
                                           $ 157,900             $(79,100)
                                           =========             ========

A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) for the years ended December 31, 2001 and 2000 is as follows:

                                                           2001          2000
                                                        ---------     ---------
      Federal tax expense (benefit at statutory rate
                                                        $(213,065)    $      --

      Tax refund on net operating loss carryforward            --      (79,100)
      Change in valuation allowance                       213,065           --
                                                        ---------     ---------
                                                        $      --     $ (79,100)
                                                        =========     =========

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,125,000 at December 31, 2001, and will expire in the years 2002 through 2021.

NOTE 8 - RENT

The Company rents its facilities on a month to month basis from an affiliated company. The rent expense for the years ended December 31, 2001 and 2000 was $33,686 and $43,404, respectively.

NOTE 9 - ACQUISITIONS

In November 2001, the Company acquired 100% of the outstanding capital stock Sanitec Services of Hawaii, Inc. for 1,333,334 shares of common stock The transaction was accounted for as a purchases. The common stock has been valued at $0.31 per share, the estimated fair value at the date of issuance. Sanitec has equipment which is used to process medical waste.

The purchase price was allocated to the acquired assets and liabilities based upon an estimate of fair values at the date of acquisition. The financial results and operations of Sanitec have been included in the Company's consolidated financial statements since the effective date of acquisition.

The purchase price of the acquisition of the acquisition has been allocated as follows:

                                                               Fair Value
      Purchase consideration                                    $ 413,334

      Medical waste equipment                                     415,983
      Prepaid assets and deposits                                  21,703
      Accounts payable                                            (24,352)
                                                                ---------
      Fair value of net assets acquired                         $ 413,334
                                                                =========

On September 30, 2000, the Company completed its acquisition of Universal Services and Acquisitions, Inc. (Universal). Universal is in the business of managing and acquiring subsidiary companies. The acquisition was recorded under the purchase method of accounting, included the purchase of 20,092,500 shares of stock for $29,000 plus assumed liabilities. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the balance allocated to goodwill. Pro forma statements of operations reflecting this acquisition are not shown as such disclosure is not material.

The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 2000, as if the acquisitions of had occurred on January 1, 2000:

                                                         For the years ended
                                                             December 31,
                                                      -------------------------
                                                        2001            2000
                                                      ---------       ---------
                                                             (unaudited)
      Pro forma revenues                              $ (32,693)      $ 104,749
      Pro forma operating loss                         (761,867)       (724,651)
      Pro forma net loss                               (919,767)       (802,260)

      Pro forma basic and diluted loss per share      $   (0.15)      $   (0.14)

The information is not necessarily indicative of the results of operations and financial position of the Company as they may be in the future or as they might have been had the business combinations been consummated as of January 1, 2000.

NOTE 10 DISCONTINUED OPERATIONS

In February 2000, Crown's investment in Stein's Cake Box, Inc. ("Stein's Cake Box") was discontinued. The investment was written off as worthless. Stein's was in the business of selling bakery products to retail establishments in the Dallas Texas metropolitan area.

Stein's Cake Box revenue for the year ended December 31, 2000 was $28,136. Net loss from operations was $34,910, net of income tax benefit of $0 for the year ended December 31, 2000.

There are no remaining assets of Stein's Cake Box as of December 31, 2000.

NOTE 11 CONTINGENCY

The Company is contingently liable on a $25,000 guarantee on Stein's Bakery lease. Since Stein's Bakery filed for bankruptcy protection, it is not known if the guarantee will be assessed against the Company. As of December 31, 2001, the Company has not accrued any liability for this contingency.