Form 10QSB
period 2002-03-31
CROWN PARTNERS INC
filed 2002-05-20
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNER'S, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                     91-2008803
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                                 (818) 598-6780
                           (Issuer's telephone number)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes: |X|  No |_|


As of May 17, 2002 there were 7,088,714 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CROWN PARTNER'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,   December 31,
                                                                                  2002           2001
                                                                              ---------------------------
                                                                               (Unaudited)
                                     ASSETS
Current Assets
  Cash                                                                        $    12,267    $     5,232
  Trading securities                                                                2,906          3,546
  Notes receivable - related entity                                                37,722         35,811
  Prepaid assets                                                                    4,000          4,000
                                                                              -----------    -----------
    Total current assets                                                           56,895         48,589

Property and equipment, net                                                       421,617        422,536

Goodwill                                                                           23,289         23,289

Deposits                                                                           17,703         17,703
                                                                              -----------    -----------
                                                                              $   519,504    $   512,117
                                                                              ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                                                     $   205,866    $   211,600
    Related entity                                                                 52,724         29,154
  Notes payable                                                                   252,897        147,948
                                                                              -----------    -----------
    Total current liabilities                                                     511,487        388,702
                                                                              -----------    -----------

Stockholders' equity:
  Convertible preferred stock, $10 par value, 10,000,000 shares authorized,
  No shares issued and outstanding:                                                    --             --
  Common stock, $.001 par value, 50,000,000 shares authorized,
  7,088,714 and 7,068,714 shares issued and outstanding                             7,089          7,069
  Additional paid-in capital                                                    3,665,531      3,655,551
  Accumulated deficit                                                          (3,664,603)    (3,539,205)
                                                                              -----------    -----------
    Total stockholders' equity                                                      8,017        123,415
                                                                              -----------    -----------
                                                                              $   519,504    $   512,117
                                                                              ===========    ===========


 See accompanying notes to interim condensed consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                                2002           2001
                                                            -----------    -----------
Revenues:
  Gains (losses) on trading securities                      $        --    $   (12,128)
  Dividends, interest and other                                      --             --
                                                            -----------    -----------
                                                                     --        (14,128)
Cost and Expenses:
  General and administrative                                    120,449         74,345
  Interest expense                                                4,949            500
                                                            -----------    -----------
                                                                125,398         74,845
                                                            -----------    -----------

Loss from continuing operations before income tax benefit      (125,398)       (88,973)

Income tax benefit                                                   --         (6,000)

                                                            -----------    -----------
Net loss                                                    $  (125,398)   $   (82,973)
                                                            ===========    ===========

Basic and diluted loss per common share                     $     (0.02)   $     (0.02)
                                                            ===========    ===========

Weighted average shares outstanding                           7,069,372      4,401,166
                                                            ===========    ===========


 See accompanying notes to interim condensed consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Three months ended
                                                                    March 31,
                                                                 2002        2001
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss                                                    $(125,398)   $ (82,973)
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                               919        1,219
        Common stock for services                                    --          273
        Deferred tax assets                                          --       (6,000)
  Changes in operating assets and liabilities
    Trading securities                                              640      104,766
    Accounts payable                                              4,874       55,498
                                                              ---------    ---------
        Net cash provided by (used in) operating activities    (118,965)      73,283
                                                              ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                                 --           --
  Increase in notes receivable                                       --       (5,493)
                                                              ---------    ---------
    Net cash used in investing activities                            --       (5,493)
                                                              ---------    ---------

Cash flows from financing activities:
  Net borrowings on margin accounts payable                          --      (67,938)
  Issuance of common stock                                       10,000           --
  Proceeds from notes payable                                   116,000           --
                                                              ---------    ---------
        Net cash provided by financing activities               126,000      (67,938)
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents              7,035         (148)
Cash and cash equivalents at beginning of period                  5,232          329
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $  12,267    $     181
                                                              =========    =========

Cash paid for:
  Taxes                                                       $      --    $      --
  Interest                                                    $      --    $     500


 See accompanying notes to interim condensed consolidated financial statements.

                              CROWN PARTNER'S, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.


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

The Company has two other subsidiaries of which it is the majority shareholder:
20/20 Web Design, Inc. ("20/20 Web") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

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


RESULTS OF OPERATIONS

For the quarter ended March 31, 2002, the Company did not have any revenues and for the quarter ended March 31, 2001 the Company realized a loss of $14,128 on its trading of securities.

The costs and expenses for the quarter ended March 31, 2002 totaled $125,398 which consisted of general and administrative expenses of $120,449 and interest expense of approximately $4,949.

The expenses for the quarter ended March 31, 2001 consisted primarily of general and administrative expenses of $74,345 and interest expense of $500.

The Company's net loss from continuing operations before income taxes for the quarter ended March 31, 2002 was $(125,398) compared to a net loss of $(88,973) for the quarter ended March 31, 2001. There was no provision (benefit) for income taxes for the quarter ended March 31, 2002 and a tax benefit of $(6,000) for the quarter ended March 31, 2001. The Company's net loss was $(125,398) and $(82,973), respectively for the quarter ended March 31, 2001 and 2000.

The net loss per share for the periods ended March 31, 2002 and 2001 was $0.02 and $0.02, respectively.

At March 31, 2002, shareholder equity totaled $8,017 compared to shareholder equity of $123,415 at December 31, 2001. This decrease in shareholder equity is due primarily to the Company's loss on investments and the costs of operating itself and its subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had current assets of approximately $57,000 which consisted of a note receivable from a related entity of approximately $38,000, cash of approximately $12,000, trading securities of approximately $3,000 and prepaid assets of $4,000. The current liabilities of the Company at March 31, 2002 were approximately $511,000 which consisted of approximately $206,000 in trade account payables, notes payable of approximately $253,000 and accounts payable to a related entity of approximately $53,000.


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

The Company's balance sheet as of March 31, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

PART II

Items No. 1, 3, and 4 - Not Applicable.

Item  2.  Changes in Securities

The Company issued 20,000 shares of common stock for cash proceeds of $10,000 to an individual. The Company believes this transaction is exempt from registration pursuant to Section 4/2 of the securities act of 1933 as this transaction was not a public.

Item No. 5 - Other Information

None


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2002.

(b)   Exhibits

None


                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CROWN PARTNER'S, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: May 17, 2002