Form 10QSB
period 2002-06-30
CROWN PARTNERS INC
filed 2002-08-14
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

   |_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNER'S, INC.
        (Exact name of small business issuer as specified in its charter)

                                Nevada 91-2008803
                (State or other jurisdiction of incorporation or
                 organization)(IRS Employer Identification No.)

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
                    (Address of principal executive offices)

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

                                Yes |X|   No |_|

As of June 30, 2002 there were 7,088,714 shares of Common Stock of the issuer outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CROWN PARTNER'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,     December 31,
                                                                                   2002           2001
                                                                                -----------    -----------
                                                                                (Unaudited)
                                     ASSETS

Current Assets
  Cash                                                                          $     6,257    $     5,232
  Trading securities                                                                  2,906          3,546
  Notes receivable - related entity                                                  28,577         35,811
  Prepaid assets                                                                      4,000          4,000
                                                                                -----------    -----------
    Total current assets                                                             41,740         48,589

Property and equipment, net                                                         420,698        422,536

Goodwill                                                                             23,289         23,289

Deposits                                                                             17,703         17,703
                                                                                -----------    -----------
                                                                                $   503,430    $   512,117
                                                                                ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                                       $   305,723    $   211,600
    Related entity                                                                   35,534         29,154
  Notes payable                                                                     258,397        147,948
                                                                                -----------    -----------
    Total current liabilities                                                       599,654        388,702
                                                                                -----------    -----------

Stockholders' equity (deficit):
  Convertible preferred stock, $10 par value, 10,000,000 shares authorized,
    No shares issued and outstanding:                                                    --             --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    7,088,714 and 7,068,714 shares issued and outstanding                             7,089          7,069
  Additional paid-in capital                                                      3,665,531      3,655,551
  Accumulated deficit                                                            (3,768,844)    (3,539,205)
                                                                                -----------    -----------
    Total stockholders' equity (deficit)                                            (96,224)       123,415
                                                                                -----------    -----------
                                                                                $   503,430    $   512,117
                                                                                ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                            --------                           --------
                                                                     2002              2001              2002              2001
                                                                  -----------       -----------       -----------       -----------
Revenues:
  Gains (losses) on trading securities                            $        --       $    (4,959)      $        --       $   (19,087)
  Dividends, interest and other                                            --             1,007                --             1,007
                                                                  -----------       -----------       -----------       -----------
                                                                           --            (3,952)               --           (18,080)
Cost and Expenses:
  General and administrative                                           99,292            73,724           219,741           148,069
  Interest expense                                                      4,949             1,080             9,898             1,580
                                                                  -----------       -----------       -----------       -----------
                                                                      104,241            74,804           229,639           149,649
                                                                  -----------       -----------       -----------       -----------

Loss from continuing operations before income tax
benefit                                                              (104,241)          (78,756)         (229,639)         (167,729)

Income tax benefit                                                         --            (8,500)               --           (14,500)
                                                                  -----------       -----------       -----------       -----------
Net loss                                                          $  (104,241)      $   (70,256)      $  (229,639)      $  (153,229)
                                                                  ===========       ===========       ===========       ===========

Basic and diluted loss per common share                           $     (0.01)      $     (0.02)      $     (0.03)      $     (0.03)
                                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding                                 7,088,714         4,401,386         7,080,095         4,401,386
                                                                  ===========       ===========       ===========       ===========

 See accompanying notes to interim condensed consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended
                                                                    June 30,
                                                                    --------
                                                                2002         2001
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss                                                    $(229,639)   $ (82,973)
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                             1,838        1,219
        Common stock for services                                    --          273
        Deferred tax assets                                          --       (6,000)
  Changes in operating assets and liabilities
    Trading securities                                              640      104,766
    Accounts payable and accrued expenses                       102,186       55,498
                                                              ---------    ---------
        Net cash provided by (used in) operating activities    (124,975)      73,283
                                                              ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                                 --           --
  Increase in notes receivable                                       --       (5,493)
                                                              ---------    ---------
    Net cash used in investing activities                            --       (5,493)
                                                              ---------    ---------

Cash flows from financing activities:
  Net borrowings on margin accounts payable                          --      (67,938)
  Issuance of common stock                                       10,000           --
  Proceeds from notes payable                                   116,000           --
                                                              ---------    ---------
        Net cash provided by financing activities               126,000      (67,938)
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents              1,025         (148)
Cash and cash equivalents at beginning of period                  5,232          329
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $   6,257    $     181
                                                              =========    =========

Cash paid for:
  Taxes                                                       $      --    $      --
  Interest                                                    $      --    $     500

 See accompanying notes to interim condensed consolidated financial statements.

                              CROWN PARTNER'S, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

Note 1:  Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

For the three months ended June 30, 2002, the Company did not have any revenues and for the three months ended June 30, 2001 the Company realized a loss of $4,959 on its trading of securities.

For the six months ended June 30, 2002, the Company did not have any revenues and for the six months ended June 30, 2001 the Company realized a loss of $19,087 on its trading of securities.

The costs and expenses for the three months ended June 30, 2002 totaled $104,241 which consisted of general and administrative expenses of $99,292 and interest expense of approximately $4,949.

The costs and expenses for the three months ended June 30, 2001 consisted primarily of general and administrative expenses of $74,804 and interest expense of $1,080.

The costs and expenses for the six months ended June 30, 2002 totaled $229,639 which consisted of general and administrative expenses of $219,741 and interest expense of approximately $9,898.

The costs and expenses for the six months ended June 30, 2001 consisted primarily of general and administrative expenses of $148,069 and interest expense of $1,580.

The Company's net loss from continuing operations before income taxes for the three months ended June 30, 2002 was $104,241 compared to a net loss of $78,756 for the three months ended June 30, 2001. There was no provision (benefit) for income taxes for the three months ended June 30, 2002 and a tax benefit of $8,500 for the three months ended June 30, 2001. The Company's net loss was $104,241 and $70,256, respectively for the three months ended June 30, 2002 and 2001.

The net loss per share for the three months ended June 30, 2002 and 2001 was $0.01 and $0.02, respectively.

The Company's net loss from continuing operations before income taxes for the six months ended June 30, 2002 was $229,639 compared to a net loss of $167,729 for the six months ended June 30, 2001. There was no provision (benefit) for income taxes for the six months ended June 30, 2002 and a tax benefit of $14,500 for the six months ended June 30, 2001. The Company's net loss was $229,639 and $153,229, respectively for the three months ended June 30, 2002 and 2001.

The net loss per share for the six months ended June 30, 2002 and 2001 was $0.03 and $0.03, respectively.

At June 30, 2002, shareholders' equity (deficit) totaled $(96,224) compared to shareholder equity of $123,415 at December 31, 2001. This decrease in shareholder equity is due primarily to the Company's loss on investments and the costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had current assets of approximately $42,000 which consisted of a note receivable from a related entity of approximately $29,000, cash of approximately $6,000, trading securities of approximately

$3,000 and prepaid assets of $4,000. The current liabilities of the Company at June 30, 2002 were approximately $600,000 which consisted of approximately $306,000 in trade account payables, notes payable of approximately $258,000 and accounts payable to a related entity of approximately $36,000.

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

The Company's balance sheet as of June 30, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

PART II

Item 1. Legal Proceedings.

The Company has been named as a defendant in an action in the Circuit Court of Lake County, Illinois dated December 17, 2001 brought by Mammoth Corporation against the Company. This action arises out of the default of a loan made by Mammoth to the Company which was secured by stock of 20/20 Web. Mammoth is seeking repayment of the loan and interest in an amount to be determined. The original complaint was dismissed and an amended complaint was filed in May, 2002. The Company has hired legal counsel to defend it in this matter but cannot know how this matter will ultimately be resolved.

The Company was named as a defendant in an action filed in Federal Court in Los Angeles, California in July, 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc., and Sanitec USA National, Inc. against the Company and others. This action arises out transaction by and between the Company and certain of the plaintiffs and seeks the return of funds paid to the Company in connection with certain transactions as well as punitive and other damages including a RICO claim. No answer is yet due but the Company intends to vigorously defend itself in this matter.

Items No. 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2002.

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

                     CROWN PARTNER'S, INC.

                     By /s/ Charles Smith
                     --------------------------
                     Charles Smith, President, CFO

Date: August 14, 2002

Certifications

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code), the undersigned officer of Crown Partner's, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

            The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002                      By: /s/ Charles Smith
                                                   Charles Smith
                                                   Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Crown Partner's, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

            The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002                      By: /s/ Charles Smith
                                                   Charles Smith
                                                   Chief Executive Officer