Form 10QSB
period 2002-09-30
CROWN PARTNERS INC
filed 2002-11-19
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 227-9494
                                 --------------
                           (Issuer's telephone number)

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

                                   Yes : No 9

As of September 30, 2002 there were 7,088,714 shares of Common Stock of the issuer outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                              CROWN PARTNER'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,       December 31,
                                                                                         2002               2001
                                                                                 -----------------------------------
                                                                                     (Unaudited)

                                     ASSETS
Current Assets
  Cash                                                                                 $     416         $   5,232
  Trading securities                                                                       2,906             3,546
  Notes receivable - related entity                                                       28,577            35,811
  Prepaid assets                                                                               -             4,000
                                                                                 -----------------  ----------------
    Total current assets                                                                  31,899            48,589

Property and equipment, net                                                              419,779           422,536

Goodwill                                                                                  23,289            23,289

Deposits                                                                                  17,703            17,703
                                                                                 -----------------  ----------------
                                                                                     $   492,670        $  512,117
                                                                                 =================  ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Trade                                                                           $   342,461         $  211,600
    Related entity                                                                       48,611             29,154
  Notes payable                                                                         271,027            147,948
                                                                                 -----------------  ----------------
    Total current liabilities                                                           662,099            388,702
                                                                                 -----------------  ----------------

Stockholders' equity (deficit):
  Convertible preferred stock, $10 par value, 10,000,000 shares authorized,
    No shares issued and outstanding:                                                         -                  -
  Common stock, $.001 par value, 50,000,000 shares authorized,
    7,088,714 and 7,068,714 shares issued and outstanding                                 7,089              7,069
  Additional paid-in capital                                                          3,665,531          3,655,551
  Accumulated deficit                                                                (3,841,749)        (3,539,205)
                                                                                 -----------------  ----------------
    Total stockholders' equity (deficit)                                               (169,129)           123,415
                                                                                 -----------------  ----------------
                                                                                    $   492,670          $ 512,117
                                                                                 =================  ================





                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                         -------------                      -------------
                                                     2002             2001              2002             2001
                                                ---------------  ----------------  ---------------  ----------------
Revenues:
  Gains (losses) on trading securities               $      -         $   8,871         $      -        $  (10,216)
  Dividends, interest and other                             -               446                -             1,453
                                                ---------------  ----------------  ---------------  ----------------
                                                            -             9,317                -            (8,763)
Cost and Expenses:
  General and administrative                           68,205            49,156          287,946           197,225
  Interest expense                                      5,000             4,025           14,898             5,605
                                                ---------------  ----------------  ---------------  ----------------
                                                       73,205            53,181          302,844           202,830
                                                ---------------  ----------------  ---------------  ----------------

Loss from continuing operations before income
tax provision (benefit)                               (73,205)          (43,864)        (302,844)         (211,593)

Income tax provision (benefit)                              -             5,500                -            (9,000)

                                                ---------------  ----------------  ---------------  ----------------
Net loss                                           $  (73,205)       $  (49,364)      $ (302,844)      $  (202,593)
                                                ===============  ================  ===============  ================

Basic and diluted loss per common share                $(0.01)           $(0.01)          $(0.04)           $(0.05)
                                                ===============  ================  ===============  ================

Weighted average shares outstanding                 7,088,714         4,401,386        7,083,000         4,401,386
                                                ===============  ================  ===============  ================


















                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     2002                2001
                                                                               -----------------   -----------------

Cash flows from operating activities:
  Net loss                                                                           $ (302,844)        $  (202,593)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                     2,727               2,839
        Common stock for services                                                            -                  273
        Deferred tax assets                                                                  -               (9,000)
  Changes in operating assets and liabilities
    Trading securities                                                                      640              95,332
    Accounts payable and accrued expenses                                               154,238             111,585
                                                                               -----------------   -----------------
        Net cash used in operating activities                                          (145,239)             (1,564)
                                                                               -----------------   -----------------

Cash flows from investing activities:
  Purchase of property and equipment                                                         -                   -
  Increase in notes receivable                                                               -              (29,079)
                                                                               -----------------   -----------------
    Net cash used in investing activities                                                    -              (29,079)
                                                                               -----------------   -----------------

Cash flows from financing activities:
  Net borrowings on margin accounts payable                                                  -              (67,938)
  Issuance of common stock                                                               10,000                  -
  Proceeds from notes payable                                                           130,423              99,880
                                                                               -----------------   -----------------
        Net cash provided by financing activities                                       140,423              31,942
                                                                               -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                     (4,816)              1,025
Cash and cash equivalents at beginning of period                                          5,232                 329
                                                                               -----------------   -----------------
Cash and cash equivalents at end of period                                            $     416          $    1,628
                                                                               =================   =================

Cash paid for:
  Taxes                                                                              $       -           $       -
  Interest                                                                           $       -          $    1,500





                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              CROWN PARTNER'S, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

For the three months ended September 30, 2002, the Company did not have any revenues and for the three months ended September 30, 2001 the Company realized a gain of $9,317 on its trading of securities.

For the nine months ended September 30, 2002, the Company did not have any revenues and for the nine months ended September 30, 2001, the Company realized a loss of $8,763 on its trading of securities.

The costs and expenses for the three months ended September 30, 2002 totaled $73,203 which consisted of general and administrative expenses of $68,205 and interest expense of approximately $5,000.

The costs and expenses for the three months ended September 30, 2001 consisted primarily of general and administrative expenses of $49,156 and interest expense of $4,025.

The costs and expenses for the nine months ended September 30, 2002 totaled $302,844 which consisted of general and administrative expenses of $287,946 and interest expense of approximately $14,898.

The costs and expenses for the nine months ended September 30, 2001 consisted primarily of general and administrative expenses of $197,225 and interest expense of $5,605.

The Company's net loss from continuing operations before income taxes for the three months ended September 30, 2002 was $73,205 compared to a net loss of $43,864 for the three months ended September 30, 2001. There was no provision (benefit) for income taxes for the three months ended September 30, 2002 and a tax provision of $5,500 for the three months ended September 30, 2001. The Company's net loss was $73,205 and $49,364, respectively for the three months ended September 30, 2002 and 2001.

The net loss per share for the three months ended September 30, 2002 and 2001 was $0.01 and $0.01, respectively.

The Company's net loss from continuing operations before income taxes for the nine months ended September 30, 2002 was $302,844 compared to a net loss of $211,593 for the nine months ended September 30, 2001. There was no provision (benefit) for income taxes for the nine months ended September 30, 2002 and a tax benefit of $9,000 for the nine months ended September 30, 2001. The Company's net loss was $302,844 and $202,593, respectively for the nine months ended September 30, 2002 and 2001.

The net loss per share for the nine months ended September 30, 2002 and 2001 was $0.04 and $0.05, respectively.

At September 30, 2002, shareholders' equity (deficit) totaled $(169,129) compared to shareholder equity of $123,415 at December 31, 2001. This decrease in shareholder equity is due primarily to the Company's loss on investments and the costs of operating itself and its subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had current assets of approximately $32,000 which consisted of a note receivable from a related entity of approximately $29,000, cash of approximately $400 and trading securities of approximately $3,000. The current liabilities of the Company at September 30, 2002 were approximately $662,000 which consisted of approximately $342,000 in trade account payables, notes payable of approximately $271,000 and accounts payable to a related entity of approximately $49,000.


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

The Company's balance sheet as of September 30, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.


ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Charles Smith, both the president and chief accounting officer of the Company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Syracuse concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken.


PART II

Items No. 1, 2, 3, 4  and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2002.

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

                  CROWN PARTNER'S, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: November 18, 2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Charles Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown Partner's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002                   /s/  Charles Smith
                                   Name:  Charles Smith
                                   Title: President and Principal
                                          Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Partner's, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                    /s/  Charles Smith
                                         Charles Smith, President and
                                         Principal Accounting Officer
Dated: November 18, 2002