Form 10KSB
period 2002-12-31
CROWN PARTNERS INC
filed 2003-04-21
CIK 811036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

                      Commission File Number: 33-11986-LA

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The number of shares outstanding of the Company=s $.001 Par Value Common Stock, as of December 31, 2002 were 7,088,714. The aggregate number of shares of the voting stock held by non-affiliates on April 11, 2002 was 1,246,216. The market value of these shares, computed by reference to the market closing price on April 11, 2003 was $1,258,678. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

A) General

Crown Partners, Inc. (the "Company"), formerly known as "Stein's Holdings, Inc." has been involved in several different businesses. In early 1999, its Board of Directors entered into negotiations to acquire Multi-Source Capital, Ltd. ("MSC"), a Colorado corporation. As a condition to completing that acquisition, the Company's shareholders approved a 200-to-1 reverse stock split and changed the Company's name to "Stein's Holdings, Inc." MSC was a company engaged in web design, through a wholly owned subsidiary, 20/20 Web Design, Inc., import/export, business consulting and related services. Also, MSC had entered into an agreement with College Connection, Inc. dba Stein=s Bakery, Inc. ("Bakery") in Lewisville, Texas to acquire its bakery operations. MSC assigned that contract to the Company as part of its acquisition. MSC also transferred assets, consisting mostly of cash and securities, to the Company in exchange for the issuance of 4,247,754 shares of the Company's stock to the MSC shareholders.

The Bakery filed for protection under the US Bankruptcy Code in 2000 and certain monies that the Company and the Company's subsidiary, 20/20 Web Design, Inc., advanced to the Bakery were written off due to the bankruptcy.

B) Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised on order to pay past and present obligations of SSH during the year ended December 31, 2002. The Company anticipates either borrowing money or raising additional capital during fiscal 2003 to continue to fund SSH's operations. In February, 2003, SSH began to engage in limited operations and has received minimal revenues to date. There can be no assurances that the operations will result in material revenues to SSH or that profitability will be achieved in the near term, if ever.

The Company has two additional subsidiaries of which it is the majority shareholder: 20/20 Networks, Inc. ("20/20 Net") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of 20/20 Net, a Nevada corporation traded on the Electronic Bulletin Board under "TWNK." 20/20 Net established a subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation, to engage in business with certain retail convenience stores in Texas through leasing production facilities through the Bakery. 20/20 Net lent $195,000 to Cake Box to fund its acquisition of these contracts from the Bakery. Since the transaction was not consummated, the money was to be repaid to 20/20 Net. However, given the bankruptcy of the Bakery, it is unlikely that 20/20 Net will ever be repaid anything. 20/20 Net is currently seeking acquisition or merger candidates.


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

In June, 2001, the Company borrowed $93,750 which loan was secured by shares of 20/20 Net stock. The Company was unable to pay the loan back and the shares were transferred to the lender. The lender has filed suit against the Company seeking repayment of amounts its alleges are still due it.

As of December 31, 2002, the Company had no employees. SSH had one employee as of December 31, 2002.

Item 2. Properties.

The Company currently has no office space. When necessary, the Company shares office space with SSH at SSH's warehouse at no cost to the Company. The Company anticipates that this space is sufficient for the near future. SSH sub-leases warehouse space in Hawaii at a rent of approximately $9,100 per month and the sub-lease expires in 2005 with an option to extend it for an additional seven years. The Company anticipates that this space is sufficient for the near future.

Item 3. Legal Proceedings.

The Company has been named as a defendant in an action in the Circuit Court of Lake County, Illinois dated December 17, 2001 brought by Mammoth Corporation against the Company. This action arises out of the default of a loan made by Mammoth to the Company which was secured by stock of 20/20 Net. Mammoth is seeking repayment of the loan and interest in an amount to be determined.

The Company was named as a defendant in an action filed in Federal Court in Los Angeles, California in July, 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc., and Sanitec USA National, Inc. against the Company and others. This action arises out transaction by and between the Company and certain of the plaintiffs and seeks the return of funds paid to the Company in connection with certain transactions as well as punitive and other damages including a RICO claim. The Company was never served in this matter but if the plaintiffs seek to continue this action against the Company, the Company intends to vigorously defend itself.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM," since April, 1999, under the symbol "SNHS" and since January, 2002, under the symbol "CRWP". The following table reflects the high and low quarterly bid prices for 2002. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

-------------------------- ----------------------- ----------------------------
Period                     High Bid                Low Bid
-------------------------- ----------------------- ----------------------------
1st Qtr 2002               3.30                    .30
-------------------------- ----------------------- ----------------------------
2nd Qtr 2002                .88                    .20
-------------------------- ----------------------- ----------------------------
3rd Qtr 2002                .30                    .20
-------------------------- ----------------------- ----------------------------
4th Qtr 2002                .25                    .05
-------------------------- ----------------------- ----------------------------

As of December 31, 2002, the Company had 7,088,714 shares of its common stock issued and outstanding, of which 710,302 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 total shareholders as of April 11, 2003.

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

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive/dormant. The Company appointed new management after its acquisition of MSC and rented office space. In 1999, the Company lent $37,500 to the Bakery, whose sole officer and director was Randy Sutton, former President of the Company. The Bakery failed to repay the loan when due in September, 2000 and subsequently filed bankruptcy. In addition, the Company's subsidiary, 20/20 Net, lent $195,000 to Stein's Cake Box ("Cake Box"), a Nevada corporation which was formed by 20/20 Net to acquire certain contracts owned by the Bakery. That loan has also not been paid and has been written off.

For the year ended December 31, 2002, the Company realized a loss of ($301,325) on no revenues and general and administrative expenses of approximately $284,000. For the year ended December 31, 2001, the Company realized a loss of approximately ($785,000) on its trading of securities and earned interest of $1,453 with net revenue of ($32,693) and general, administrative and interest expenses of approximately $594,000.

The costs and expenses for the year ended December 31, 2002 totaled $301,000 which consisted of general and administrative expenses of approximately $284,000 and interest expense of approximately $17,000. The expenses for the year ended December 31, 2001 consisted primarily of general and administrative expenses of approximately $591,000 and interest expense of approximately $3,000.


The Company's net loss from continuing operations before income taxes for the year ended December 31, 2002 was ($301,000) compared to a net loss of ($785,000) for the year ended December 31, 2001. After recognizing a provision for income taxes of $158,000 for the year ended December 31, 2001, the Company's net loss from continuing operations for the year ended December 31, 2002 and 2001 were ($301,000) and ($627,000), respectively. The net loss per share for the periods ended December 31, 2002 and 2001 was ($.06) and ($.16), respectively.

At December 31, 2002, shareholder's equity (deficit) totaled ($168,000) compared to shareholder's equity of $123,000 at December 31, 2001. This decrease in shareholder's equity is due primarily to the Company's loss on investments and the costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had negative working capital of approximately ($556,000). At December 31, 2002, the Company had current assets of approximately $78,000 which consisted of a note receivable from a related entity of approximately $59,000, cash of approximately $19,000. The current liabilities of the Company at December 31, 2002 were approximately $634,000 which consisted of approximately $257,000 in trade accounts payable, advances of approximately $313,000 and accounts payable to a related entity of approximately $46,000.

Crown will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in Crown's operations or liquidity. To the extent that Crown's operations or liquidity do not improve, Crown may be forced to reduce operations to a level consistent with its available working capital. resources. Crown may also have to consider a formal or informal restructuring or reorganization.

As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and is nor include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements.

In August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosure.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."
SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have an effect on the Company's financial statement presentation or disclosures.

Due to the present and ongoing instability in the financial markets, the Company experienced substantial losses in its trading activities in prior years. The Company continues to seek a business opportunity that will allow it to generate revenues to fund its operations but has no suitable candidates under review at the present time. The Company, through its subsidiary, SSH, believes that it will begin generating revenues during 2003, albeit small in amount and not enough to fund and support its Hawaiian operations in the short term. The Company will continue to borrow funds as well as raise capital to fund its Hawaiian operations.

The Company will continue to seek suitable merger candidates for its other subsidiaries which should also result in revenues for the Company if mergers are consummated.

The Company does not have adequate working capital for its current operations and will need additional working capital in 2003.

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

The Company's balance sheet as of December 31, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

Steven Onoue               Director                  July, 2002 to the present

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

Mr. Smith is presently CEO and CFO of 20/20 Network, Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol "TWNK." Mr. Smith is also a director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT".

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

Mr. Alborz is an officer and director of 20/20 Networks, Inc., a subsidiary of the Company and a publicly traded company on the OTC Electronic Bulletin Board under "TWNK." Mr. Alborz is also a director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT".

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec(TM) Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc., since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been a registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.

Mr. Onoue is an officer and director of 20/20 Networks, Inc., a subsidiary of the Company, and a director of National Healthcare Technology, Inc., both companies publicly traded on the OTC Electronic Bulletin Board under the symbols "TWNK" and "NHKT", respectively.


Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

CONFLICTS OF INTEREST

Most of the Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. Only Mr. Onoue works for the Company's subsidiary on a full-time basis. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 10. Executive Compensation.

During fiscal 2002, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company except for Steven Onoue. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

The Company's subsidiary, SSH, has one employee, Steven Onoue, who is also an officer and director of the Company. The Company employs Mr. Onoue at a salary of $3,500 per month. Mr. Onoue received his monthly salary twice in 2002 and the Company has recorded his accrued compensation as a liability on the Company's financial statements. In 2001, Mr. Onoue converted past due salary to shares of the Company's common stock.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual=s employment with the Company, or from a change in control of the Company or a change in the individual=s responsibilities following a change in control.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 7,088,714 shares of the Company's common stock issued and outstanding on December 31, 2002. No preferred shares were issued and outstanding at December 31, 2002. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.


                                                Amount
Name and Address of                        of Common Shares
Beneficial Owner                           Currently Owned               Percent
----------------                           ---------------               -------

Charles Smith (1)                                  0                      0.00
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Tisa Capital Corp.                         3,168,330                     44.70
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Mehrdad Alborz                                     0                      0.00
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Steven Onoue (2)                               7,500                      0.11
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Sanitec USA National, Inc.                1,333,334                      18.81
23 Fairfield Place
West Caldwell NJ 07006

Phoenix Consulting Services                1,333,334                     18.8123
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (3)                                 7,500                      0.11

------
(1) Denotes officer and/or director.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company presently leases no office space of its own. When necessary, the Company shares office space with its subsidiary, Sanitec of Hawaii, Ltd., of which it owns 100%, at no charge. SSH's monthly rent is approximately $9,100 and the sub-lease expires in 2005 with an option to extend it for an additional seven years. The Company anticipates that this space is sufficient for the near future.

During the year ended December 31, 2002, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated April 14, 2003
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2002

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 14, 2002                      CROWN PARTNERS, INC.

                                    /s/ Charles Smith
                                    Charles Smith, CEO, CFO, Director


April 14, 2002                      /s/ Mehrdad Alborz
                                    Mehrdad Alborz, Director


April 14, 2002                      /s/ Steven Onoue
                                    Steven Onoue, Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Charles Smith, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Crown Partners, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003               /s/ Charles Smith
                                   Name: Charles Smith
                                   Title: President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Crown Partners, Inc. on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                           /s/ Charles Smith
                           Charles Smith, President and Chief Financial Officer
Dated: April 15, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Crown Partner's, Inc.
  Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Crown Partner's, Inc. as of December 31, 2002, and the consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partner's, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Crown has incurred losses through December 31, 2002 and 2001 totaling $301,325 and $784,561 and at December 31, 2002 had a
capital deficit of $167,910. Crown will require additional working capital to develop its business until Crown either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Crown's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 14, 2003

                              CROWN PARTNER'S, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


                        ASSETS

Current assets
  Cash                                                                $    19,374
  Notes receivable - related entity                                        58,311
                                                                      -----------
    Total current assets                                                   77,685

Property and equipment, net                                               388,163
                                                                      -----------
                                                                      $   465,848
                                                                      ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable:
    Trade                                                             $   256,977
    Related entity                                                         45,829
  Accrued Expenses                                                         18,068
  Advances                                                                312,884
                                                                      -----------
    Total current liabilities                                             633,758
                                                                      -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                 --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 7,088,714 shares issued and outstanding                       7,089
Additional paid in capital                                              3,665,531
Accumulated deficit                                                    (3,840,530)
                                                                      -----------
  Total Stockholders' Deficit                                            (167,910)
                                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   465,848
                                                                      ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,


                                                 2002            2001
                                             -----------     -----------
Gains (losses) on trading securities         $        --     $   (34,146)
Dividends, interest and other                         --           1,453
                                             -----------     -----------
  Total                                               --         (32,693)

Costs and Expenses:
  General and administrative                     283,808         591,299
  Interest expense                                17,517           2,669
                                             -----------     -----------
Net loss before income taxes                    (301,325)       (626,661)
                                             -----------     -----------

Provision for income taxes                            --         157,900

Net loss before minority interest               (301,325)       (784,561)

Minority interest in loss of subsidiaries             --              --
                                             -----------     -----------
Net loss                                     $  (301,325)    $  (784,561)
                                             ===========     ===========

Net loss per share:
  Net loss basic and diluted                 $     (0.06)    $     (0.16)
                                             ===========     ===========

Weighted average shares outstanding:
  Basic and diluted                            7,084,440       4,923,700
                                             ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years Ended December 31, 2002



                                     Common stock
                              ---------------------------      Additional         Accumulated
                               Shares           Amount        paid in capital       deficit             Total
                              ---------       -----------       -----------       -----------        -----------
Balance,
  December 31, 2000           4,401,166       $     4,401       $ 2,924,005       $(2,754,644)       $   173,762

Issuance of common
  stock for services          1,334,214             1,335           319,545                --            320,880

Issuance of common
  stock in connection
  with acquisition            1,333,334             1,333           412,001                --            413,334

Net loss                             --                --                --          (784,561)          (784,561)
                              ---------       -----------       -----------       -----------        -----------
Balance,
  December 31, 2001           7,068,714             7,069         3,655,551        (3,539,205)           123,415

Issuance of common
  stock for cash                 20,000                20             9,980                --             10,000

Net loss                             --                --                --          (301,325)          (301,325)
                              ---------       -----------       -----------       -----------        -----------
Balance,
  December 31, 2002           7,088,714       $     7,089       $ 3,665,531       $(3,840,530)       $  (167,910)
                              =========       ===========       ===========       ===========        ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,


                                                          2002             2001
                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(301,325)       $(784,561)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                          48,998           14,044
    Impairment of goodwill                                 23,289               --
    Bad debt                                                9,145               --
    Common stock for services                                  --          320,880
Net change in:
  Trading securities                                           --          136,366
  Prepaid assets                                           25,250          (21,703)
  Accounts payable                                         74,257          133,200
  Deferred income taxes                                        --          157,900
                                                        ---------        ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (120,386)         (43,875)
                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (14,625)          (2,649)
  Changes in loans receivable                             (31,645)         (20,238)
  Acquisition of subsidiary                                    --               --
                                                        ---------        ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                   (46,270)         (22,887)
                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                          10,000               --
  Net borrowings on margin accounts payable                    --          (67,938)
  Proceeds (payments) on notes payable                    170,798          139,603
                                                        ---------        ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               180,798           71,665
                                                        ---------        ---------
NET INCREASE IN CASH                                       14,142            4,903
Cash, beg. Of period                                        5,232              329
                                                        ---------        ---------
Cash, end of period                                     $  19,374        $   5,232
                                                        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                         $      --        $      --
  Income taxes paid                                     $      --        $      --

NONCASH TRANSACTION:
  Acquisition of subsidiary for common stock            $      --        $ 413,334


See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Crown Partner's, Inc., a Nevada corporation, was incorporated on November 3, 1986. Crown was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. Crown was a development stage company until 1999, when it acquired the following companies and became an active company:

Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

20/20 Web Design, Inc. - Crown acquired 80% ownership in this company in March 1999.

In September 2000, Crown acquired 90% ownership in Universal Services and Acquisitions, Inc.

In November 2001, Crown acquired 100% of Sanitec Services of Hawaii, Inc.

Nature of Business

Crown Partner's, Inc. main activities and sources of income are derived from daily trading in the stock markets.

20/20 Web Design, Inc. and Universal Services and Acquisitions, Inc. are in the business of managing and acquiring subsidiary companies.

Sanitec Services of Hawaii, Inc. ("Sanitec") processes medical waste. Currently, Sanitec has not begun operations.

Principles of Consolidation

The December 31, 2002 consolidated financial statements include the accounts of Crown's majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Crown's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2002, as applicable.

Trading Securities

Crown has adopted Statement of Financial Accounting Standards No. 115. This statement requires that trading securities be recorded as follows:

A. Balance sheet - recorded at fair market value as a current asset.

B. Unrealized holding gains and losses - included in the statement of income as current earnings.

C. Dividends and interest income - included in the statement of income as current earnings.

D. Cash flows from purchase, sales, and maturities of trading securities shall be classified as cash flows from operating activities.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Crown considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Crown depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

         Computer hardware - 5 years
         Computer software - 3 years

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NOTE 2 - Financial Condition And Going Concern

For the years ended December 31, 2002 and 2001, Crown incurred losses totaling $453,849 and $784,561, respectively, and at December 31, 2002 had a capital deficit of $167,910. Because of these recurring losses, Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of April 14, 2003, no acquisition or merger agreements have been closed.

There are no assurances that Crown will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Crown's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Crown will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Crown. If adequate working capital is not available Crown may not renew its operations.

These conditions raise substantial doubt about Crown's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Crown be unable to continue as a going concern.


NOTE 3 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Crown estimates that the fair value of all financial instruments at December 31, 2002 and 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by Crown using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that Crown could realize in a current market exchange.


NOTE 4 - NOTE RECEIVABLE

Crown has a note receivable due from a related entity. The note is non-interest bearing and is due upon demand.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             2002                   2001
                                       ------------------     ------------------
 Medical waste equipment               $          415,983     $          415,983
 Computer equipment                                33,002                 18,377
                                       ------------------     ------------------
                                                  448,985                434,360
 Less accumulated depreciation                     60,822                 11,824
                                       ------------------     ------------------
                                       $          388,163     $          422,536
                                       ==================     ==================

The depreciation expense for the years ended December 31, 2002 and 2001 was $48,998 and $14,044, respectively.


NOTE 6 - GOODWILL

Goodwill represents the excess of the purchase price of Universal Services and Acquisitions, Inc. over the fair value of Crown's net assets and is being amortized on a straight-line basis over three years.

Crown recorded $23,289 of an impairment charge in 2002.


NOTE 7 - NOTES PAYABLE

The notes payable are unsecured, bearing interest at 10% and are due upon demand.


NOTE 8 - INCOME TAXES

For the years ended December 31, 2002 and 2001, Crown incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,500,000 at December 31, 2002, and will expire in the years 2011 through 2003.

The provision for federal income tax consists of the following for the years ended December 31:

                                    2002                2001
                               ----------------    ----------------
    Current provision          $            --     $           --
    Deferred provision                      --                 --
                               $            --     $           --

Deferred income taxes consist of the following at December 31,

                                     2002                2001
                               ----------------    ----------------
    Long-term:
      Deferred tax assets      $     950,000       $     723,000
      Valuation allowance           (950,000)           (723,000)
                               $          --       $          --

NOTE 9 - COMMITMENTS

Crown rents its facilities on a month to month basis from an affiliated company. The rent expense for the years ended December 31, 2002 and 2001 was $133,523 and $33,686, respectively.

Minimum future lease rentals are as follows:

December 31,      Amount
2003            $ 90,012
2004              90,012
2005
                ---------
Totals          $ 30,004
               ==========

Litigation

Crown has been named as a defendant in an action in the Circuit Court of Lake County, Illinois dated December 17, 2001 brought by Mammoth Corporation against the Company. This action arises out of the default of a loan made by Mammoth to Crown which was secured by stock of 20/20 Net. Mammoth is seeking repayment of the loan and interest in an amount to be determined.

Crown was named as a defendant in an action filed in Federal Court in Los Angeles, California in July, 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc. and Sanitec USA National, Inc. against Crown and others. This action arises out transaction by and between Crown and certain of the plaintiffs and seeks the return of funds paid to Crown in connection with certain transactions as well as punitive and other damages including a RICO claim. Crown was never served in this matter but if the plaintiffs seek ta continue this action against Crown, Crown intends to vigorously defend itself.