Form 10QSB
period 2003-03-31
CROWN PARTNERS INC
filed 2003-05-19
CIK 811036

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

                                   Yes [X]  No [ ]

As of March 31, 2003 there were 8,442,714 shares of Common Stock of the issuer outstanding.

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

                              CROWN PARTNER'S, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                            ASSETS

Current assets
  Cash                                                              $     3,988
                                                                    -----------
    Total current assets                                                  3,988
Property and equipment, net                                             411,069
                                                                    $   415,057
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                  $   430,510
  Accrued expenses                                                       14,152
  Advances                                                              255,859
                                                                    -----------
    Total current liabilities                                           700,521
                                                                    -----------
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                               --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 8,442,714 shares issued and outstanding                     8,443
Additional paid in capital                                            3,782,077
Accumulated deficit                                                  (4,075,984)
                                                                    -----------
  Total Stockholders' Deficit                                          (285,464)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   415,057
                                                                    ===========

                              CROWN PARTNER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                2003           2002
                                            -----------    -----------
Revenues                                    $     2,117    $        --
Costs and Expenses:
  General and administrative                    231,181        120,449
  Interest expense                                6,390          4,949
                                            -----------    -----------
                                                237,571        125,398
                                            -----------    -----------
Net loss before minority interest              (235,454)      (125,398)
Minority interest in loss of subsidiaries            --             --
Net loss                                    $  (235,454)   $  (125,398)
                                            ===========    ===========
Net loss per share:
  Net loss basic and diluted                $     (0.03)   $     (0.02)
                                            ===========    ===========
Weighted average shares outstanding:
  Basic and diluted                           7,148,067      7,069,372
                                            ===========    ===========

                              CROWN PARTNER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                       2003         2002
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(235,454)   $(125,398)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                      17,267          919
    Bad debt                                           58,311           --
Net change in:
  Trading securities                                       --          640
  Accounts payable and accrued expense                126,595        4,874
                                                    ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES               (33,281)    (118,965)
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (40,173)          --
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                          --       10,000
  Proceeds (payments) on advances                      58,068      116,000
                                                    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            58,068      126,000
                                                    ---------    ---------
NET INCREASE IN CASH                                  (15,386)       7,035
Cash, beg. Of period                                   19,374        5,232
                                                    ---------    ---------
Cash, end of period                                 $   3,988    $  12,267
                                                    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $      --    $      --
  Income taxes paid                                 $      --    $      --
NONCASH TRANSACTION:
  Conversion of advances for common stock           $ 117,900    $      --

                              CROWN PARTNER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2003, the related condensed statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

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

Employees

As of March 31, 2003, the Company had no employees. SSH had one employee as of March 31, 2003.

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

For the three months ended March 31, 2003, the Company realized a loss of $235,454 with minimal revenues of approximately $2,000 and general and administrative expenses of approximately $231,000. For the three months ended March 31, 2002, the Company realized a loss of approximately $125,000 with no revenues and general, administrative and interest expenses of approximately $125,000.

The costs and expenses for the three months ended March 31, 2003 totaled $238,000 which consisted of general and administrative expenses of approximately $231,000 and interest expense of approximately $6,000. The expenses for the three months ended March 31, 2002 consisted primarily of general and administrative expenses of approximately $120,000 and interest expense of approximately $5,000.

The Company's net loss from continuing operations before income taxes for the three months ended March 31, 2003 was 235,000 compared to a net loss of $125,000 for the three months ended March 31, 2002. The net loss per share for the periods ended March 31, 2003 and 2002 were $0.03 and $0.02, respectively.

At March 31, 2003, shareholder's deficit totaled $285,000 compared to shareholders' deficit of $168,000 at December 31, 2002. This decrease in shareholders' deficit is due primarily to the Company's loss on investments and the costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had negative working capital of approximately $697,000. At March 31, 2003, the Company had current assets of approximately $4,000 which consisted of cash. The current liabilities of the Company at March 31, 2003 were approximately $701,000 which consisted of approximately $431,000 in trade accounts payable, advances of approximately $256,000 and accrued expenses of approximately $14,000.

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

The Company's balance sheet as of March 31, 2003 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item  2.  Changes in Securities

During the quarter ended March 31, 2003, the Company issued a total of 654,000 shares of its common stock in restricted form in cancellation of certain debts and for cash.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2003.

(b)   Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNER'S, INC.

By /s/ Charles Smith

--------------------------
Charles Smith, President, CFO

Date: May 16, 2003

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

Date: May 16, 2003       /s/  Charles Smith
                         Name:  Charles Smith
                         Title: President and Principal Accounting Officer

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

Dated: May 16, 2003