Form 10QSB
period 2003-06-30
CROWN PARTNERS INC
filed 2003-08-19
CIK 811036

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                             CROWN PARTNER'S, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       91-2008803
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation
         or organization)                      (IRS Employer Identification No.)


         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 598-6780
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes : [X] No [ ]

As of June 30, 2003 there were 8,442,714 shares of Common Stock of the issuer outstanding.

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



                              CROWN PARTNER'S, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


                                            ASSETS

Current assets
  Cash                                                                                             $         5,591
                                                                                                    --------------
    Total current assets                                                                                     5,591

Property and equipment, net                                                                                387,704

                                                                                                   $       393,295
                                                                                                   ===============
                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                                                 $       422,905
  Accrued expenses                                                                                          19,326
  Note payable                                                                                              61,000
  Advances                                                                                                 233,598
                                                                                                   ---------------
    Total current liabilities                                                                              736,829
                                                                                                   ---------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                                                   -
Common stock, $.001 par value, 50,000,000 shares
  authorized, 8,442,714 shares issued and outstanding                                                        8,443
Additional paid in capital                                                                               3,782,077
Accumulated deficit                                                                                     (4,134,054)
                                                                                                   ---------------
  Total Stockholders' Deficit                                                                             (343,534)
                                                                                                   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $       393,295
                                                                                                   ===============




                              CROWN PARTNER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three and Six Months Ended June 30,
                                   (Unaudited)


                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                 June 30,
                                               --------------------------------------    --------------------------------------
                                                    2003                    2002               2003                 2002
                                               ---------------       ----------------    -----------------    -----------------


Revenues                                       $         8,446       $              -    $        10,563      $              -

Costs and Expenses:
  General and
    administrative                                      63,598                 99,292            294,779               219,741
  Interest expense                                       2,918                  4,949              9,308                 9,898
                                               ---------------       ----------------    ---------------      ----------------
                                                        66,516                104,241            304,087               229,639
                                               ---------------       ----------------    ---------------      ----------------

Net loss before minority
  interest                                             (58,070)              (104,241)          (293,524)             (229,639)

Minority interest in loss                                    -                                                               -
  of subsidiaries                                                                   -                  -

Net loss                                       $       (58,070)      $       (104,241)   $      (293,524)     $       (229,639)
                                               ===============       ================    ===============      ================

Net loss per share:
  Net loss basic and
    diluted                                    $         (0.01)      $          (0.01)   $         (0.04)     $          (0.03)
                                               ==================    =================== ==================   ===================

Weighted average shares
  outstanding:
    Basic and diluted                                8,442,714              7,088,714          7,889,145             7,080,095
                                               ==================    =================== ===================  ====================






                              CROWN PARTNER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                      2003                 2002
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $      (293,524)    $      (229,639)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                                         40,632               1,838
    Bad debt                                                                              58,311                   -
Net change in:
  Trading securities                                                                           -                 640
  Accounts payable and accrued expense                                                   121,258             102,186
                                                                                 ---------------     ---------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                  (73,323)           (124,975)
                                                                                 ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (40,173)                  -
                                                                                 ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                                                              -              10,000
  Proceeds from note payable                                                              61,000                   -
  Proceeds (payments) on advances                                                         38,713             116,000
                                                                                 ---------------     ---------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                               99,713             126,000
                                                                                 ---------------     ---------------

NET INCREASE IN CASH                                                                     (13,783)              1,025
  Cash, beg. of period                                                                    19,374               5,232
                                                                                 ---------------     ---------------
  Cash, end of period                                                            $         5,591     $         6,257
                                                                                 ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                  $             -     $             -
  Income taxes paid                                                              $             -     $             -

NONCASH TRANSACTION:
  Conversion of advances for common stock                                        $       117,900     $             -




                              CROWN PARTNER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:Presentation

The balance sheet of the Company as of June 30, 2003, the related condensed statements of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the three and six months ended June 30, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

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

B) Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised on order to pay past and present obligations of SSH during the year ended December 31, 2002. The Company anticipates either borrowing money or raising additional capital during fiscal 2003 to continue to fund SSH's operations. In February, 2003, SSH began to engage in limited operations and has received minimal revenues to date. There can be no assurances that the operations will result in material revenues to SSH or that profitability will be achieved in the near term, if ever. During the quarter ended June 30, 2003, the Company borrowed $61,000 to fund its Hawaiian operations, repayment of which was secured by shares of stock that the Company owns of its subsidiary. As of the date of this report, that loan has not been repaid and is currently in default.

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

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. USV entered into an agreement in September, 2001 with Universal Medical Alliance ("UMA"), a Nevada corporation, wherein the two companies were to merge and USV changed its name to Universal Medical Alliance Corp. The shareholder of UMA paid $60,000 of the fee of $400,000 owed to the Company but that shareholder has requested the return of the $60,000 and cancellation of the merger agreement and has filed suit against the Company. That suit was dismissed with prejudice as to the Company but is continuing forward against USV.

In June, 2001, the Company borrowed $93,750 which loan was secured by shares of 20/20 Net stock. The Company was unable to pay the loan back and the shares were transferred to the lender. The lender has filed suit against the Company seeking repayment of amounts alleged due. That case is still pending.

Employees

As of June 30, 2003, the Company had no employees. SSH had one employee as of June 30, 2003.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 30, 2003, the Company realized a loss of $293,524 with minimal revenues of approximately $11,000 and general and administrative expenses of approximately $295,000. For the six months ended June 30, 2002, the Company realized a loss of approximately $230,000 with no revenues and general, administrative and interest expenses of approximately $230,000.

The costs and expenses for the six months ended June 30, 2003 totaled $304,000 which consisted of general and administrative expenses of approximately $295,000 and interest expense of approximately $9,000. The expenses for the six months ended June 30, 2002 consisted primarily of general and administrative expenses of approximately $220,000 and interest expense of approximately $10,000.

The Company's net loss from continuing operations before income taxes for the three months ended June 30, 2003 was $294,000 compared to a net loss of $230,000 for the six months ended June 30, 2002. The net loss per share for the periods ended June 30, 2003 and 2002 were $0.04 and $0.03, respectively.

For the three months ended June 30, 2003, the Company realized a loss of $58,000 with minimal revenues of approximately $8,000 and general and administrative expenses of approximately $64,000. For the three months ended June 30, 2002, the Company realized a loss of approximately $104,000 with no revenues and general, administrative and interest expenses of approximately $99,000.

The costs and expenses for the three months ended June 30, 2003 totaled $67,000 which consisted of general and administrative expenses of approximately $64,000 and interest expense of approximately $3,000. The expenses for the three months ended June 30, 2002 consisted primarily of general and administrative expenses of approximately $99,000 and interest expense of approximately $5,000.

The Company's net loss from continuing operations before income taxes for the three months ended June 30, 2003 was $58,000 compared to a net loss of $104,000 for the three months ended June 30, 2002. The net loss per share for the periods ended June 30, 2003 and 2002 were $0.01 and $0.01, respectively.

At June 30, 2003, shareholder's deficit totaled $344,000 compared to shareholders' deficit of $168,000 at December 31, 2002. This decrease in shareholders' deficit is due primarily to the Company's cost of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had negative working capital of approximately $731,000. At June 30, 2003, the Company had current assets of approximately $6,000 which consisted of cash. The current liabilities of the Company at June 30, 2003 were approximately $737,000 which consisted of approximately $423,000 in trade accounts payable, advances of approximately $295,000 and accrued expenses of approximately $19,000.

Crown will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in Crown's operations or liquidity. To the extent that Crown's operations or liquidity do not improve, Crown may be forced to reduce operations to a level consistent with its available working capital resources. Crown may also have to consider a formal or informal restructuring or reorganization.

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

The Company's balance sheet as of June 30, 2003 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Charles Smith, both the president and chief accounting officer of the Company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Smith concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken.


PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2003.

(b)   Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Charles Smith
--------------------------
Charles Smith, President, CFO

Date: August 18, 2003

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

Date: August 18, 2003                       /s/  Charles Smith
                                            Name: Charles Smith
                                            Title: President and Principal
                                            Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Partner's, Inc. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

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


Dated: August 18, 2003