Form 10QSB
period 2003-09-30
CROWN PARTNERS INC
filed 2003-11-19
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                91-2008803
                   ------                                ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

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

                                   Yes [ ] No [X]

As of September 30, 2003 there were 8,442,714 shares of Common Stock of the issuer outstanding.

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

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


                                     ASSETS

Current assets
  Cash                                                                 $       184
                                                                       -----------
    Total current assets                                                       184

Property and equipment, net                                                 63,837

                                                                       $    64,021

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                     $   499,181
  Accrued expenses                                                          20,865
  Note payable                                                              61,000
  Advances                                                                 214,887
                                                                       -----------
    Total current liabilities                                              795,933
                                                                       -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                  --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 8,442,714 shares issued and outstanding                        8,443
Additional paid in capital                                               3,782,077
Accumulated deficit                                                     (4,522,432)
                                                                       -----------
  Total Stockholders' Deficit                                             (731,912)
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    64,021
                                                                       ===========

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three and Nine Months Ended September 30,
                                   (Unaudited)


                                    Three Months Ended                  Nine Months Ended
                                        September 30,                      September 30,
                               -----------------------------       -----------------------------
                                  2003              2002              2003              2002
                               -----------       -----------       -----------       -----------
Revenues                       $    10,136       $        --       $    20,699       $        --

Costs and Expenses:
  General and
    administrative                 398,385            68,205           693,164           287,946
  Interest expense                     129             5,000             9,437            14,898
                               -----------       -----------       -----------       -----------
                                   398,514            73,205           702,601           302,844
                               -----------       -----------       -----------       -----------

Net loss before minority
  interest                        (388,378)          (73,205)         (681,902)         (302,844)

Minority interest in loss
  of subsidiaries                       --                --                --                --

Net loss                       $  (388,378)      $   (73,205)      $  (681,902)      $  (302,844)
                               ===========       ===========       ===========       ===========

Net loss per share:
  Net loss basic and
    diluted                    $     (0.05)      $     (0.01)      $     (0.08)      $     (0.04)
                               ===========       ===========       ===========       ===========

Weighted average shares
  outstanding:
    Basic and diluted            8,442,714         7,088,714         8,075,696         7,083,000
                               ===========       ===========       ===========       ===========

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                          2003            2002
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(681,902)      $(302,844)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                        364,499           2,727
    Bad debt                                              58,311              --
Net change in:
  Trading securities                                          --             640
  Accounts payable and accrued expense                   201,329         154,238
                                                       ---------       ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (57,763)       (145,239)
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (40,173)             --
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                             --          10,000
  Proceeds from note payable                              61,000              --
  Proceeds (payments) on advances                         17,746         130,423
                                                       ---------       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               78,746         140,423
                                                       ---------       ---------

NET INCREASE IN CASH                                     (19,190)         (4,816)
  Cash, beg. of period                                    19,374           5,232
                                                       ---------       ---------
  Cash, end of period                                  $     184       $     416
                                                       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $      --       $      --
  Income taxes paid                                    $      --       $      --

NONCASH TRANSACTION:
  Conversion of advances for common stock              $ 117,900       $      --

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:Presentation

The balance sheet of the Company as of September 30, 2003, the related condensed statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the three and nine months ended September 30, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

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

B) Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised on order to pay past and present obligations of SSH during the year ended December 31, 2002. The Company anticipates either borrowing money or raising additional capital during fiscal 2003 to continue to fund SSH's operations. In February, 2003, SSH began to engage in limited operations and has received minimal revenues to date. There can be no assurances that the operations will result in material revenues to SSH or that profitability will be achieved in the near term, if ever. During the quarter ended September 30, 2003, the Company borrowed $61,000 to fund its Hawaiian operations, repayment of which was secured by shares of stock that the Company owns of its subsidiary. As of the date of this report, that loan has not been repaid and is currently in default.

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

In September, 2001, the Company borrowed $93,750 which loan was secured by shares of 20/20 Net stock. The Company was unable to pay the loan back and the shares were transferred to the lender. The lender has filed suit against the Company seeking repayment of amounts alleged due. That case is still pending.

Employees

As of September 30, 2003, the Company had no employees. SSH had one employee as of September 30, 2003.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003, the Company realized a loss of $681,912 with minimal revenues of approximately $21,000 and general and administrative expenses of approximately $703,000. For the nine months ended September 30, 2002, the Company realized a loss of approximately $303,000 with no revenues and general, administrative and interest expenses of approximately $303,000.

The costs and expenses for the nine months ended September 30, 2003 totaled $703,000 which consisted of general and administrative expenses of approximately $693,000 and interest expense of approximately $9,000. The loss includes a write down of the medical equipment of approximately $360,000. The expenses for the nine months ended September 30, 2002 consisted primarily of general and administrative expenses of approximately $303,000 and interest expense of approximately $15,000.

The Company's net loss from continuing operations before income taxes for the nine months ended September 30, 2003 was $682,000 compared to a net loss of $303,000 for the nine months ended September 30, 2002. The net loss per share for the periods ended September 30, 2003 and 2002 were $0.08 and $0.04, respectively.

For the three months ended September 30, 2003, the Company realized a loss of $388,000 with minimal revenues of approximately $10,000 and general and administrative expenses of approximately $399,000. For the three months ended September 30, 2002, the Company realized a loss of approximately $73,000 with no revenues and general, administrative and interest expenses of approximately $73,000.

The costs and expenses for the three months ended September 30, 2003 totaled $399,000 which consisted of general and administrative expenses of approximately $398,000 which includes the write down of medical equipment of $360,000. The expenses for the three months ended September 30, 2002 consisted primarily of general and administrative expenses of approximately $68,000 and interest expense of approximately $5,000.

The Company's net loss from continuing operations before income taxes for the three months ended September 30, 2003 was $388,000 compared to a net loss of $73,000 for the three months ended September 30, 2002. The net loss per share for the periods ended September 30, 2003 and 2002 were $0.05 and $0.01, respectively.

At September 30, 2003, shareholder's deficit totaled $732,000 compared to shareholders' deficit of $168,000 at December 31, 2002. This decrease in shareholders' deficit is due primarily to the Company's cost of operating itself and its subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had negative working capital of approximately $796,000. At September 30, 2003, the Company had current assets of approximately $200 which consisted of cash. The current liabilities of the Company at September 30, 2003 were approximately $796,000 which consisted of approximately $499,000 in trade accounts payable, advances of approximately $215,000, a note payable of $61,000 and accrued expenses of approximately $21,000.

Crown will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in Crowns operations or liquidity. To the extent that Crowns operations or liquidity do not improve, Crown may be forced to reduce operations to a level consistent with its available working capital resources. Crown may also have to consider a formal or informal restructuring or reorganization.

As a result of these factors, Crowns independent accountants have expressed substantial doubt about Crowns ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and is nor include any adjustments that might result from the outcome of this uncertainty.

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

The Company's balance sheet as of September 30, 2003 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2003.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Charles Smith
--------------------------
Charles Smith, President, CFO

Date: November 18, 2003