Form 10KSB
period 2003-12-31
CROWN PARTNERS INC
filed 2004-05-19
CIK 811036

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

                       Commission File Number: 33-11986-LA

                              CROWN PARTNERS, INC.

             (Exact name of Registrant as specified in its charter)

         Nevada                                         91-2008803
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                      Identification Number)

             20700 Ventura Blvd. Suite 227, Woodland Hills CA 91364

               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (818) 887-7201

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2003 were 8,807,293. The aggregate number of shares of the voting stock held by non-affiliates on May 17, 2004 was 5,916,775. The market value of these shares, computed by reference to the market closing price on May 17, 2004 was $295,838. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

B)       Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised on order to pay past and present obligations of SSH during the year ended December 31, 2003. The Company anticipates either borrowing money or raising additional capital during fiscal 2004 to continue to fund SSH's operations. In February, 2003, SSH began to engage in limited operations and has received minimal revenues to date. There can be no assurances that the operations will result in material revenues to SSH or that profitability will be achieved in the near term, if ever.

The Company has two additional subsidiaries of which it is the majority shareholder: Micro Bio-Medical Waste Systems, Inc. formerly known as 20/20 Networks, Inc. ("Micro") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of Micro, a Nevada corporation traded on the Electronic Bulletin Board under "MBWS." In late 2003, the Company entered into an agreement with Micro whereby Micro would acquire SSH from the Company in exchange for $550,000 and the issuance of fiver percent (5%) of Micro's issued and outstanding shares. As of the date of this report, that transaction has not been completed and the Company has not received any funds from Micro.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. USV entered into an agreement in September, 2001 with Universal Medical Alliance ("UMA"), a Nevada corporation, wherein the two companies were to merge and USV changed its name to Universal Medical Alliance Corp. The shareholder of UMA paid $60,000 of the fee of $400,000 owed to the Company but that shareholder has requested the return of the $60,000 and cancellation of the merger agreement and filed suit against the Company. In March, 2004, the lawsuit was settled and USV entered into an agreement to acquire a telecommunications company based in Atlanta, Georgia.

In June, 2001, the Company borrowed $93,750 which loan was secured by shares of Micro. The Company was unable to pay the loan back and the shares were transferred to the lender. The lender filed suit against the Company seeking repayment of amounts its alleges are still due it. In early 2004, the Company settled this lawsuit through the issuance of certain shares of restricted stock and the payment of money to the lender.

As of December 31, 2003, the Company had no employees. SSH had one employee as of December 31, 2003.

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

Item 3. Legal Proceedings.

There are presently no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM," since April, 1999, under the symbol "SNHS" and since January, 2002, under the symbol "CRWP". The following table reflects the high and low quarterly bid prices for 2003. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.


---------------------------------------- ------------------------------------- -------------------------------------

Period                                   High Bid                              Low Bid
---------------------------------------- ------------------------------------- -------------------------------------

1st Qtr 2003                             3.30                                  .30
---------------------------------------- ------------------------------------- -------------------------------------


2nd Qtr 2003                              .88                                  .20
---------------------------------------- ------------------------------------- -------------------------------------

3rd Qtr 2003                              .30                                  .20
---------------------------------------- ------------------------------------- -------------------------------------

4th Qtr 2003                              .25                                  .05
---------------------------------------- ------------------------------------- -------------------------------------

As of December 31, 2003, the Company had 8,807,293 shares of its common stock issued and outstanding, of which 5,916,775 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 beneficial shareholders as of May 17, 2004.

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

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive. The Company appointed new management after its acquisition of MSC and rented office space. In 1999, the Company lent $37,500 to the Bakery, whose sole officer and director was Randy Sutton, former President of the Company. The Bakery failed to repay the loan when due in September, 2000 and subsequently filed bankruptcy. In addition, the Company's subsidiary, 20/20 Net, lent $195,000 to Stein's Cake Box ("Cake Box"), a Nevada corporation which was formed by 20/20 Net to acquire certain contracts owned by the Bakery. That loan has also not been paid and has been written off. In early 2003, the Company through its subsidiary SSH began limited operations in Hawaii, which are continuing. SSH has received some revenues but continues to operate at a loss.

For the year ended December 31, 2003, the Company realized a netloss before income taxes of ($863,128) on $34,171 in revenues and general and administrative expenses of approximately $897,299. For the year ended December 31, 2002, the Company realized a net loss before income taxes of approximately ($304,138) on no revenues and general and administrative expenses of approximately $304,138. For the years ended December 31, 2003 and 2002, after recording the minority interests in the losses of its subsidiaries of $90,653 and 2,813, respectively, the Company had a net loss of ($772,475) and ($301,325) respectively. The net loss per share for the years ended December 31, 2003 and 2002 was ($.10) and ($.04), respectively.

The expenses for the year ended December 31, 2003 consisted primarily of general and administrative expenses of approximately $898,000. The costs and expenses for the year ended December 31, 2002 totaled approximately $304,000 which consisted of general and administrative expenses of approximately $284,000 and interest expense of approximately $17,000.

At December 31, 2003, shareholder's (deficit) totaled ($749,986) compared to shareholder's deficit of ($168,000) at December 31, 2002. This increase in shareholder's deficit is due primarily to the Company's costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had negative working capital of approximately ($740,000). The Company's assets for that period were approximately $45,000, consisting of property and equipment of approximately $45,000 and cash of $500. The Company's current liabilities were approximately $796,000 which were comprised of accounts payable of approximately $518,000, notes payable of approximately $81,000 and advances of approximately $197,000. At December 31, 2002, the Company had current assets of approximately $78,000 which consisted of a note receivable from a related entity of approximately $59,000 and cash of approximately $19,000. The current liabilities of the Company at December 31, 2002 were approximately $634,000 which consisted of approximately $257,000 in trade accounts payable, advances of approximately $313,000 and accounts payable to a related entity of approximately $46,000.

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

As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and si nor include any adjustments that might result from the outcome of this uncertainty.

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

The Company does not have adequate working capital for its current operations and will need additional working capital in 2004.

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

The Company's balance sheet as of December 31, 2003 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

The principal executive officers and directors of the Company are as follows:

Name                                Position                  Term(s) of Office

Charles Smith              Director, CEO, CFO        May 15, 2000 to the present

Dr. Sadegh Salmassi                 Director         November, 2003 to the present

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

Mr. Smith is presently CEO and CFO of Micro Bio-Medical Waste Systems, Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol "MBWS." Mr. Smith is also a director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT".

SADEGH SALMASSI, M.D. Dr. Salmassi is a physician in private practice in Delano, California. Dr. Salmassi graduated from Pahlavi University School of Medicine in 1973 and came to the United States in 1975 to complete his residency training at the University of Illinois in Chicago, Illinois. Dr. Salmassi began practicing medicine in Illinois in 1978. Dr. Salmassi is Board Certified by the American Board of Pathology in Anatomic and Clinical Pathology as well as being Board certified by the American Board of General Practice in General Medicine and Surgery. Dr. Salmassi is a Fellow in the College of American Pathologists, a Fellow of the American College of International Physicians and a Fellow in the American Academy of Family Physicians.

Dr. Salmassi is a director of Micro Bio-Medical Waste Systems, Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "MBWS." Dr. Salmassi is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT."

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 8,807,293 shares of the Company's common stock issued and outstanding on December 31, 2003. No preferred shares were issued and outstanding at December 31, 2003. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                                         Amount
Name and Address of                      of Common Shares
Beneficial Owner                         Currently Owned       Percent
------------------------------   -------------------------- ---------------
Charles Smith (1)                                   0            0.00

20700 Ventura Blvd. #227
Woodland Hills CA 91364

Tisa Capital Corp.                          3,170,116           35.99
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Dr. Sadegh Salmassi (1)                        6,350             0.07
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Steven Onoue (2)                             307,500             3.49
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Sanitec USA National, Inc.                1,333,334             15.14
23 Fairfield Place
West Caldwell NJ 07006

Phoenix Consulting Services               1,233,334             14.00
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (3)                               313,850             3.56
______________
(1) Denotes officer and/or director.

Changes in Control. There are no arrangements known to the Company, icluding any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company presently leases no office space of its own. When necessary, the Company shares office space with its subsidiary, Sanitec of Hawaii, Ltd., of which it owns 100%, at no charge. SSH's monthly rent is approximately $9,500 and the sub-lease expires in 2005 with an option to extend it for an additional seven years. The Company anticipates that this space is sufficient for the near future.

During the year ended December 31, 2003, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

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

Financial Statements for the Year Ended December 31, 2003

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2004                       CROWN PARTNERS, INC.


                                    /s/ John Bonaventura
                                   ------------------------------
                                    John Bonaventura, Interim CEO

                                    /s/ Charles Smith
                                   -----------------------------
                                    Charles Smith, CFO, Director

May 17, 20042                       /s/ Dr. Sadegh Salmassi
                                   -----------------------------
                                    Dr. Sadegh Salmassi, Director

May 17, 2004                        /s/ Steven Onoue
                                   -----------------------------
                                    Steven Onoue, Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Crown Partners, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Crown Partners, Inc. as of December 31, 2003, and the consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partners, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Crown has incurred losses through December 31, 2003 and 2002 totaling $772,475 and $301,325 and at December 31, 2003 had a
capital deficit of $749,986. Crown will require additional working capital to develop its business until Crown either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Crown's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas


May 17, 2004

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


                                            ASSETS

Current assets
  Cash                                                                      $           502
                                                                            ---------------
    Total current assets                                                                502

Property and equipment, net                                                          44,841
                                                                            ---------------
                                                                            $        45,343
                                                                            ===============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                     $       518,083
  Notes payable                                                                      80,735
  Advances                                                                          196,511
                                                                            ---------------
    Total current liabilities                                                       795,329
                                                                            ---------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                          -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 8,807,293 shares issued and outstanding                               8,807
Additional paid in capital                                                        3,854,212
Accumulated deficit                                                              (4,613,005)
                                                                            ---------------
  Total Stockholders' Deficit                                                      (749,986)
                                                                            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $        45,343
                                                                            ===============

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002


                                                            2003                 2002
                                                      -----------------    -----------------
Revenues                                              $        34,171      $             -

Costs and Expenses:
  General and administrative                                  501,119              286,621
  Impairment                                                  374,385                    -
  Interest expense                                             21,795               17,517
                                                      ---------------      ---------------
                                                              897,299              304,138
                                                      ---------------      ---------------

Net loss before income taxes                                 (863,128)            (304,138)

Provision for income taxes                                          -                    -
                                                      ---------------      ---------------
Net loss before minority interest                            (863,128)            (304,138)

Minority interest in loss of subsidiaries                      90,653                2,813
                                                      ---------------      ---------------
Net loss                                              $      (772,475)     $      (301,325)
                                                      ===============      ===============

Net loss per share:
  Net loss basic and diluted                          $         (0.10)     $         (0.04)
                                                      ================     ================

Weighted average shares outstanding:
  Basic and diluted                                         8,000,871            7,084,440
                                                      ===============      ===============


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          Years Ended December 31, 2003


                                                                        Additional
                                            Common stock              paid in capital       Accumulated
                                                                                              deficit             Total
                                   --------------------------------   ----------------   ------------------  ----------------
                                       Shares            Amount
                                   ----------------   -------------   ----------------   ------------------  ----------------
Balance,
  December 31, 2001                      7,068,714    $      7,069    $     3,655,551    $       (3,539,205) $      123,415

Issuance of common
  stock for cash                            20,000              20              9,980                     -          10,000

Net loss                                         -               -                  -              (301,325)       (310,325)
                                   ---------------    ------------    ---------------    ------------------  --------------

Balance,
  December 31, 2002                      7,088,714           7,089          3,665,531            (3,840,530)       (167,910)

Issuance of common
  stock for debt                           600,000             600             77,400                     -          78,000

Issuance of common
  stock for cash                         1,124,000           1,124            111,276                     -         112,400

Net loss                                         -               -                  -              (772,475)       (310,325)
                                   ---------------    ------------    ---------------    ------------------  --------------

Balance,
  December 31, 2003                      7,088,714    $      7,089    $     3,665,531    $       (4,613,005) $     (749,986)
                                   ===============    ============    ===============    ==================  ==============

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                                                      2003                 2002
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $      (772,475)    $      (301,325)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                                         11,846              48,998
    Impairment                                                                           374,385              23,289
    Bad debt                                                                              40,341               9,145
    Common stock for interest                                                             18,000                   -
Net change in:
  Prepaid assets                                                                               -              25,250
  Accounts payable and accrued expenses                                                  197,209              74,257
                                                                                 ---------------     ---------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                 (130,694)           (120,386)
                                                                                 ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (42,909)            (14,625)
  Changes in loans receivable                                                                  -             (31,645)
  Acquisition of subsidiary                                                                    -                   -
                                                                                 ---------------     ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                                  (42,909)            (46,270)
                                                                                 ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                                                        112,400              10,000
  Proceeds from notes payable                                                             66,456                   -
  Proceeds (payments) on advances                                                         (6,125)            170,798
                                                                                 ---------------     ---------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                              172,731             180,798
                                                                                 ---------------     ---------------

NET INCREASE IN CASH                                                                     (18,872)             14,142
Cash, beginning of period                                                                 19,374               5,232
                                                                                 ---------------     ---------------
Cash, end of period                                                              $           502     $        19,374
                                                                                 ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                  $             -     $             -
  Income taxes paid                                                              $             -     $             -

NONCASH TRANSACTION:
  Issuance of common stock for debt                                              $        60,000     $             -

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Crown Partners, Inc., a Nevada corporation, was incorporated on November 3, 1986. Crown was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. Crown was a development stage company until 1999, when it acquired the following companies and became an active company:

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

Principles of Consolidation

The December 31, 2003 consolidated financial statements include the accounts of Crown's majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Crown's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2003, as applicable.

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

Crown depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

         Medical equipment - 5 years
         Computer hardware - 5 years
         Computer software - 3 years

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


NOTE 2 - Financial Condition And Going Concern

For the years ended December 31, 2003 and 2002, Crown incurred losses totaling $772,475 and $301,325, respectively, and at December 31, 2003 had a capital deficit of $167,910. Because of these recurring losses, Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of May 17, 2004, no acquisition or merger agreements have been closed.

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


NOTE 3 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Crown estimates that the fair value of all financial instruments at December 31, 2003 and 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by Crown using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that Crown could realize in a current market exchange.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   2003
                                                             ------------------
    Medical waste equipment                                  $          454,403
    Computer equipment                                                   37,491
                                                             ------------------
                                                                        491,894
    Less accumulated depreciation                                       447,053
                                                             ------------------
                                                             $           44,841
                                                             ==================

The depreciation expense for the years ended December 31, 2003 and 2002 was $11,846 and $48,998, respectively.

NOTE 5 - ADVANCES

The advances are unsecured and bear interest at 10% and are due upon demand.


NOTE 6 - INCOME TAXES

For the years ended December 31, 2003 and 2002, Crown incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,500,000 at December 31, 2003, and will expire in the years 2011 through 2023.

The provision for federal income tax consists of the following for the years ended December 31:

                                                                2003                2002
                                                          -------------       -------------
    Current provision                                     $           -       $           -
    Deferred provision                                                -                   -
                                                          -------------       -------------
                                                          $           -       $           -
                                                          =============       =============

Deferred income taxes consist of the following at December 31,

                                                                2003                2002
                                                          -------------       -------------
    Long-term:
      Deferred tax assets                                 $   1,120,000       $     950,000
      Valuation allowance                                    (1,120,000)           (950,000)
                                                          -------------       -------------
                                                          $           -       $           -
                                                          =============       =============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Crown rents its facilities in California on a month to month basis from an affiliated company and its facilities in Hawaii over a 5 year term which expires in April 2005. The rent expense for the years ended December 31, 2003 and 2002 was $103,729 and $133,523, respectively.

Minimum future lease rentals are as follows:

    ------------------------------------------  ----------------
    December 31,                                     Amount
    ------------------------------------------  ----------------
    2004                                        $         90,012
    2005                                                  30,004
                                                ----------------
    Totals                                      $        120,016
                                                ================

Litigation

Crown has been named as a defendant in an action in the Circuit Court of Lake County, Illinois dated December 17, 2001 brought by Mammoth Corporation against the Company. This action arises out of the default of a loan made by Mammoth to Crown which was secured by stock of 20/20 Net. Mammoth is seeking repayment of the loan and interest in an amount to be determined.



Crown was named as a defendant in an action filed in Federal Court in Los Angeles, California in July, 2002 brought by Invinity Systems Corporation, Universal Medical Alliance, Madison Technology Systems, Inc., and Sanitec USA National, Inc. against Crown and others. This action arises out transaction by and between Crown and certain of the plaintiffs and seeks the return of funds paid to Crown in connection with certain transactions as well as punitive and other damages including a RICO claim. Crown was never served in this matter but if the plaintiffs seek to continue this action against Crown, Crown intends to vigorously defend itself.