Form 10QSB
period 2004-03-31
CROWN PARTNERS INC
filed 2004-06-10
CIK 811036

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


      (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
                              --------------------
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

                                 (818) 887-7201
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

        Yes [X]    No [ ]

As of March 31, 2004 there were 19,462,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                            ASSETS

Current assets
  Cash                                                              $   348,048
                                                                    -----------
    Total current assets                                                348,048

Property and equipment, net                                              42,149

                                                                    $   390,197

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   288,833
  Accounts payable related parties                                      120,048
  Notes payable                                                          30,779
  Advances                                                              292,031
                                                                    -----------
    Total current liabilities                                           731,691
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,462,293 shares issued and outstanding                 19,462
Additional paid in capital                                            6,274,807
Accumulated deficit                                                  (6,635,763)
                                                                    -----------
  Total Stockholders' Deficit                                          (341,494)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   390,197
                                                                    ===========

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                2004           2003
                                            ------------    ------------

Revenues                                    $     31,945    $      2,117

Costs and Expenses:
  General and administrative                   2,087,657         231,181
  Interest expense                                 6,250           6,390
                                            ------------    ------------

Operating loss                                (2,061,962)       (235,454)

  Interest income                                 19,998              --
  Forgiveness of debt                             19,206              --
                                            ------------    ------------

Net loss before minority interest             (2,022,758)       (235,454)

Minority interest in loss of subsidiaries             --              --

Net loss                                    $ (2,022,758)   $   (235,454)
                                            ============    ============

Net loss per share:
  Net loss basic and diluted                $      (0.15)   $      (0.03)
                                            ============    ============

Weighted average shares outstanding:
  Basic and diluted                           13,584,491       7,148,067
                                            ============    ============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                        2004           2003
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(2,022,758)   $  (235,454)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                         5,046         17,267
    Bad debt                                                 --         58,311
    Forgiveness of debt                                 (19,206)            --
    Common stock for services                         2,034,000             --
Net change in:
  Prepaid assets                                             --             --
  Accounts payable and accrued expenses                (109,202)       106,289
  Accounts payable related parties                           --         20,306
                                                    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                (112,120)       (33,281)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (2,354)       (40,173)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                       380,000             --
  Proceeds from notes payable                            95,520             --
  Proceeds (payments) on advances                       (13,500)        58,068
                                                    -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             462,020         58,068
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                         347,546        (15,386)
Cash, beginning of period                                   502         19,374
                                                    -----------    -----------
Cash, end of period                                 $   348,048    $     3,988
                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $        --    $        --
  Income taxes paid                                 $        --    $        --

NONCASH TRANSACTION:
  Conversion of advances for common stock           $        --    $   117,900

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the March 31, 2002 financial statements have been reclassified to conform with the March 31, 2003 financial statement presentation.

NOTE 3 - COMMON STOCK

In the first quarter of 2004, Crown issued 3,800,000 shares of common stock for $380,000 or $0.10 per share.

In the first quarter of 2004, Crown issued 6,780,000 shares of common stock for services. The stock was valued at $2,034,000 or $0.30 per share.

In February 2004 Crown issued 75,000 shares of common stock as relief of $36,456 worth of debt. The stock was valued at $17,250 resulting in a Forgiveness of Debt gain of $19,206.

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

The Company has two additional subsidiaries of which it is the majority shareholder: Micro Bio-Medical Waste Systems, Inc. ("MBWS") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MBWS." MBWS entered into an agreement to acquire SSH in November, 2003 which requires it to pay $550,000 to the Company and issue five percent (5%) of MBWS's common stock. MBWS has not paid the sums due and the transaction has not closed.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. USV entered into an agreement in September, 2001 with Universal Medical Alliance ("UMA"), a Nevada corporation, wherein the two companies were to merge and USV changed its name to Universal Medical Alliance Corp. The shareholder of UMA paid $60,000 of the fee of $400,000 owed to the Company but that shareholder has requested the return of the $60,000 and cancellation of the merger agreement and has filed suit against the Company. That suit was settled in April, 2004 and the USV has entered into an agreement to acquire a telecommunications company which transaction has not closed yet.

In June, 2001, the Company borrowed $93,750 which loan was secured by shares of MBWS stock. The Company was unable to pay the loan back and the shares were transferred to the lender. The lender filed suit against the Company seeking repayment which lawsuit was settled in February, 2004 through the payment of cash and the issuance of shares of the issuer's common stock.

Employees

As of March 31, 2004, the Company had no employees. SSH had one employee as of March 31, 2004.

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive /dormant. The Company appointed new management after its acquisition of MSC and rented office space. In 1999, the Company lent $37,500 to the Bakery, whose sole officer and director was Randy Sutton, former President of the Company. The Bakery failed to repay the loan when due in September, 2000 and subsequently filed bankruptcy. In addition, the Company's subsidiary, 20/20 Net, lent $195,000 to Stein's Cake Box ("Cake Box"), a Nevada corporation which was formed by 20/20 Net to acquire certain contracts owned by the Bakery. That loan has also not been paid and has been written off.

For the three months ended March 31, 2004, the Company realized a loss of ($2,61,962) on revenues of approximately $32,000 and general and administrative expenses of approximately $2,100,000 and interest expense of $6,250. For the three months ended March 31, 2003, the Company realized a loss of approximately ($236,000) on revenues of approximately $2,100 and general and administrative expenses of approximately $231,000 and interest expenses of approximately $6,400.

The costs and expenses for the three months ended March 31, 2004 totaled $2,095,000 which consisted of general and administrative expenses of approximately $2,089,000 and interest expense of approximately $6,300. The expenses for the three months ended March 31, 2003 consisted primarily of general and administrative expenses of approximately $232,000 and interest expense of approximately $6,400.

The Company's net loss from continuing operations before income taxes for the three months ended March 31, 2004 was ($2,062,000) compared to a net loss of ($235,000) for the three months ended March 31, 2003. The net loss per share for the periods ended March 31, 2004 and 2003 were ($0.15) and ($0.03), respectively.

At March 31, 2004, shareholders' (deficit) totaled approximately ($342,000) compared to shareholders' (deficit) of approximately ($750,000) at December 31, 2003. This decrease in shareholders' deficit is due primarily to the Company's receipt of capital for the quarter and the costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had negative working capital of approximately ($340,000). At March 31, 2004, the Company had current assets of approximately $390,000 which consisted of cash of approximately $348,000 and property and equipment of approximately $42,000. The current liabilities of the Company at March 31, 2004 were approximately $732,000 which consisted of approximately $290,000 in trade accounts payable, advances of approximately $292,000, notes payable of approximately $31,000 and accounts payable of to related parties of approximately $120,000.

Crown will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. If the transactions with MBWS is completed, then the Company will receive an additional infusion of capital which should be sufficient to satisfy its debts and liabilities.

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

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital may not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries unless the Company increases its revenues of completes the proposed sale of certain of its subsidiaries. The Company is seeking to locate other potential acquisitions for its subsidiaries.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company's balance sheet as of March 31, 2004 reflects limited assets and extensive iabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by John Bonaventura, Interim CEO, and Charles Smith, chief accounting officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Messrs. Bonaventura and Smith concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item  2.  Changes in Securities

During the quarter ended March 31, 2004, the Company issued of 3,800,000 shares of its common stock in restricted form in exchange for the receipt of $380,000 in cash. The Company issued a total of 6,780,000 shares of common stock in restricted form as payment for service provided to the Company. The stock was valued at $.30 per share. An additional 75,000 shares of common stock in restricted form was issued as satisfaction of debt in connection with a loan made to the Company in 2001 which resulted in a forgiveness of debt gain of approximately $19,000.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2004.

(b)   Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




CROWN PARTNERS, INC.



By: /s/ John Bonaventura
  ----------------------------------
  John Bonaventura, Interim CEO



By  /s/ Charles Smith
--------------------------
Charles Smith, CFO

Date: June 9, 2004

FORM OF CERTIFICATION
PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, John Bonaventura, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown Partners, Inc.;

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

Date: June 9, 2004                       /s/ John Bonaventura
                                         ----------------------------
                                         Name: John Bonaventura
                                         Title: Interim CEO

FORM OF CERTIFICATION
PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Charles Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown Partners, Inc.;

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

Date: June 9, 2004                          /s/  Charles Smith
                                            -------------------------
                                            Name: Charles Smith
                                            Title: CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Partners, Inc. on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                             /s/ John Bonaventura
                             --------------------------------------------
                             John Bonaventura, Interim CEO


                             /s/ Charles Smith
                             --------------------------------------------
                             Charles Smith, Principal Accounting Officer


Dated: June 9, 2004