Form 10QSB
period 2004-06-30
CROWN PARTNERS INC
filed 2004-08-30
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                 91-2008803
 ------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 227-9494
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes |X| No |_|

As of June 30, 2004 there were 19,462,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                          $         3,911
  Advances to related parties                                               375
  Trading securities                                                    289,003
                                                                ---------------
    Total current assets                                                293,289

Property and equipment, net                                              31,773

                                                                $       325,062

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                         $       329,939
  Accounts payable related parties                                      119,798
  Notes payable                                                          30,000
  Advances - shareholder                                                327,031
                                                                ---------------
    Total current liabilities                                           806,768
                                                                ---------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value,
    10,000,000 shares authorized, no shares
    issued and outstanding                                                   --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,462,293 shares issued and outstanding                 19,462
Additional paid in capital                                            7,742,183
Accumulated deficit                                                  (8,243,351)
                                                                ---------------
  Total Stockholders' Deficit                                          (481,706)
                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       325,062
                                                                ===============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                            Three Months Ended                 Six Months Ended
                                                  June 30,                         June 30,
                                           2004            2003            2004            2003
                                       ------------    ------------    ------------    ------------

Revenues                               $     20,485    $      8,446    $     52,430    $     10,563

Costs and Expenses:
  General and administrative              1,619,319          63,598       3,707,198         294,779
  Interest expense                            1,535           2,918           7,785           9,308
                                       ------------    ------------    ------------    ------------

Operating loss                           (1,600,369)        (58,070)     (3,662,553)       (293,524)

  Interest income                                 9              --          20,007              --
  Unrealized loss on securities              (7,006)             --          (7,006)             --
  Forgiveness of debt                            --              --          19,206              --
                                       ------------    ------------    ------------    ------------

Net loss before minority interest
                                         (1,607,366)        (58,070)     (3,630,346)       (293,524)

Minority interest in loss of
   subsidiaries                                  --              --              --              --
                                       ------------    ------------    ------------    ------------

Net loss                               $ (1,607,366)   $    (58,070)   $ (3,630,346)   $   (293,524)
                                       ============    ============    ============    ============

Net loss per share:
  Net loss basic and diluted           $      (0.08)   $      (0.01)   $      (0.22)   $      (0.04)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      19,462,293       8,442,714      16,523,392       7,080,095
                                       ============    ============    ============    ============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                         2004           2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(3,630,346)   $  (293,524)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                         15,422         40,632
    Bad debt                                                  --         58,311
    Forgiveness of debt                                  (19,206)            --
    Common stock for services                          3,501,376             --
Net change in:
  Advances to related party                                 (375)            --
  Accounts payable and accrued expenses                  (68,096)       121,258
  Accounts payable related parties                          (250)            --
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (201,475)       (73,323)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (2,354)       (40,173)
  Investment in trading securities                      (289,003)            --
                                                     -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITES                  (291,357)            --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                        380,000             --
  Proceeds from notes payable                            130,520         61,000
  Proceeds (payments) on advances                        (14,279)        38,713
                                                     -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              496,241         99,713
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                            3,409        (13,783)
Cash, beginning of period                                    502         19,374
                                                     -----------    -----------
Cash, end of period                                  $     3,911    $     5,591
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                      $        --    $        --
  Income taxes paid                                  $        --    $        --

NONCASH TRANSACTION:
  Conversion of advances for common stock            $        --    $   117,900

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

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the June 30, 2003 financial statements have been reclassified to conform with the June 30, 2004 financial statement presentation.

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

In June 2004, Micro Bio-Medical Waste Systems, Inc. (a majority subsidiary of Crown Partner's, Inc.) issued 13,975,000 shares of common stock for services. The shares were valued at $1,467,376 and recorded as an increase to Additional Paid in Capital on the parent's books.

NOTE 4 - SUBSEQUENT EVENT

Crown approved the creation of a new Directors, Advisors and Consultants Stock Plan. The plan is effective August 1, 2004 with 2,000,000 shares allocated to the plan.

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

The Company has three additional subsidiaries of which it is the majority shareholder: Micro Bio-Medical Waste Systems, Inc. ("MBWS"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH")

The Company owns 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MSWS" MBWS is currently seeking acquisition or merger candidates. In November, 2003. MBWS entered into an agreement with the Company to purchase the Company's wholly owned subsidiary, Sanitec Services Ltd., a Hawaii corporation. MBWS has not been able to pay the sum due to the Company and it is unlikely that this transaction will be completed.

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

Employees

As of June 30, 2004, the Company had no employees. SSH had one employee as of June 30, 2004.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

For the three months ended June 30, 2004, the Company realized a loss of ($1,607,366) on revenues of approximately $20,500 and general and administrative expenses of approximately $1,620,000. For the three months ended June 30, 2003, the Company realized a loss of approximately ($58,000) with revenues of approximately $8,500 and general, administrative and interest expenses of approximately $66,500.

The costs and expenses for the three months ended June 30, 2004 totaled approximately $1,620,500 which consisted of general and administrative expenses of approximately $1,619,000 and interest expense of approximately $1,500. The expenses for the three months ended June 30, 2003 consisted primarily of general and administrative expenses of approximately $64,000 and interest expense of approximately $3,000. The net loss per share for the three month periods ended June 30, 2004 and 2003 were ($0.08) and ($0.01), respectively.

The Company's net loss from continuing operations before income taxes for the six months ended June 30, 2004 was ($3,630,346) compared to a net loss of ($293,524) for the six months ended June 30, 2003. The net loss per share for the six month period ended June 30, 2004 and 2003 were ($0.22) and ($0.04), respectively.

At June 30, 2004, shareholders deficit totaled ($481,706).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had negative working capital of approximately $515,000. At June 30, 2004, the Company had current assets of approximately $293,000 which consisted of cash of approximately $4,000 and trading securities of approximately $290,000. The current liabilities of the Company at June 30, 2004 were approximately $807,000 which consisted of approximately $330,000 in trade accounts payable, accounts payable to related parties of approximately $120,000, advances from shareholders of approximately $327,000 and a note payable of $30,000.

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

The Company's balance sheet as of June 30, 2004 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

(a) No reports on Form 8-K were filed during the three months ended June 30, 2004.

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

                                       Date: August 27, 2004