Form 10QSB
period 2004-09-30
CROWN PARTNERS INC
filed 2004-11-24
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

           From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           91-2008803
------------------------------                 --------------------------------
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

                                       N/A
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes : |X|      No: |_|

As of September 30, 2004 there were 19,462,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                              $     1,696
  Marketable securities                                                 469,965
                                                                    -----------
    Total current assets                                                471,611

Property and equipment, net                                              29,009

                                                                    $   500,670

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   390,836
  Accounts payable related parties                                      127,621
  Margin liability on marketable securities                             285,117
  Notes payable                                                          30,000
  Advances - shareholder                                                328,908
                                                                    -----------
    Total current liabilities                                         1,162,482
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares

    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 50,000,000 shares

    authorized, 19,462,293 shares issued and outstanding                 19,462
Additional paid in capital                                            7,742,183
Accumulated deficit                                                  (8,423,457)
                                                                    -----------
  Total Stockholders' Deficit                                          (661,812)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   500,670
                                                                    ===========

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                           2004            2003            2004           2003
                                       ------------    ------------    ------------    ------------
Revenues                               $     12,025    $     10,136    $     64,455    $     20,669

Costs and Expenses:
  General and administrative                 89,923         398,385       3,798,656         693,164
  Interest expense                           10,000             129          17,785           9,437
                                       ------------    ------------    ------------    ------------

Operating loss                              (87,898)       (388,378)     (3,751,986)       (681,902)

  Interest income                             1,223              --          21,230              --
  Gain on sale of securities                     --              --           1,535              --
  Unrealized loss on securities             (93,431)             --        (100,437)             --
  Forgiveness of debt                            --              --          19,206              --
                                       ------------    ------------    ------------    ------------

Net loss before minority interest          (180,106)       (388,378)     (3,810,452)       (681,902)

Minority interest in loss of
   subsidiaries                                  --              --              --              --
                                       ------------    ------------    ------------    ------------

Net loss                               $   (180,106)   $   (388,378)   $ (3,810,452)   $   (681,902)
                                       ============    ============    ============    ============

Net loss per share:
  Net loss basic and diluted           $      (0.01)   $      (0.05)   $      (0.22)   $      (0.08)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      19,462,293       8,442,714      17,510,176       8,075,696
                                       ============    ============    ============    ============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                  2004           2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(3,810,452)   $  (681,902)
Adjustments to reconcile net deficit to cash used

  by operating activities:
    Depreciation and amortization                                   18,186        364,499
    Gain on sale of marketable securities                           (1,535)            --
    Expenses on margin account                                      14,715             --
    Unrealized loss on marketable securities                       100,437             --
    Bad debt                                                            --         58,311
    Forgiveness of debt                                            (19,206)            --
    Common stock for services                                    3,501,376             --
Net change in:
  Advances to related party                                             --             --
  Accounts payable and accrued expenses                             (7,199)       201,329
  Accounts payable related parties                                   7,573             --
                                                               -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                           (196,105)       (57,763)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (2,354)       (40,173)
  Investment in marketable securities, net of margin account      (421,451)            --
  Proceeds on sale of marketable securities                        122,986             --
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITES                               (300,819)       (40,173)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                                  380,000             --
  Proceeds from notes payable-shareholder                          132,397         61,000
  Proceeds (payments) on advances                                  (14,279)        17,746
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                               498,118         78,746
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      1,194        (19,190)
Cash, beginning of period                                              502         19,374
                                                               -----------    -----------
Cash, end of period                                            $     1,696    $       184
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                $        --    $        --
  Income taxes paid                                            $        --    $        --

NONCASH TRANSACTION:
  Conversion of advances for common stock                      $        --    $   117,900

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

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the September 30, 2004 financial statements have been reclassified to conform with the September 30, 2004 financial statement presentation.

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

As of September 30, 2004 Crown Partners is holding trading securities with a fair market value of $469,965. The securities were purchased in April 2004 for $570,402 resulting in an unrealized loss of $100,437 for the nine months ended September 30, 2004. Crown Partners has a margin liability against this investment of $285,117 as of September 30, 2004 that must be settled upon the disposition of the related securities, whose fair value is based on quoted market prices.

NOTE 4 - COMMON STOCK

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

Employees

As of September 30, 2004, the Company had no employees. SSH had one employee as of September 30, 2004.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

For the three months ended September 30, 2004, the Company realized a loss of ($180,106) on revenues of approximately $12,000 and general, administrative and interest expenses of approximately $100,000. For the three months ended September 30, 2003, the Company realized a loss of approximately ($389,000) with revenues of approximately $10,100 and general, administrative and interest expenses of approximately $398,500.

The costs and expenses for the three months ended September 30, 2004 totaled approximately $90,000 which consisted of general and administrative expenses of approximately $59,000, and interest expense of approximately $10,000. Unrealized losses on securities consisted of approximately $93,500 for the same period. The expenses for the three months ended September 30, 2003 consisted primarily of general and administrative expenses of approximately $398,000 and interest expense of approximately $100. The net loss per share for the three month periods ended September 30, 2004 and 2003 were ($0.01) and ($0.05), respectively.

The Company's net loss from continuing operations before income taxes for the nine months ended September 30, 2004 was ($3,810,452) compared to a net loss of ($681,902) for the nine months ended September 30, 2003. For the nine month period ended September 30, 2004, the Company had revenues of approximately $64,000 with general and administrative expenses of $3,798,656, interest expense of approximately $17,785, interest income of $21,230, a gain on securities of $1,535, an unrealized loss of securities of $100,437 and debt forgiveness income of $19,206. The Company had revenues of approximately $20,000 for the nine month period ended September 30, 2003 with general and administrative expenses of approximately $693,164 and interest expense of $9,437. The net loss per share for the nine month period ended September 30, 2004 and 2003 were ($0.22) and ($0.08), respectively.

At September 30, 2004, shareholders (deficit) totaled ($661,812).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had negative working capital of approximately ($691,000). At September 30, 2004, the Company had current assets of approximately $471,500 which consisted of cash of approximately $1,700 and marketable securities of approximately $470,000. The current liabilities of the Company at September 30, 2004 were approximately $1,162,500 which consisted of approximately $391,000 in trade accounts payable and accrued expenses, accounts payable to related parties of approximately $127,500, margin liability on marketable securities of approximately $285,177, advances from shareholders of approximately $329,000 and a note payable of $30,000.

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

The Company's balance sheet as of September 30, 2004 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

(a) A report on Form 8-K was filed on August 18, 2004 concerning a change of auditors.

(b)   Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.


By /s/ Charles Smith
--------------------------
Charles Smith, President, CFO


Date: November 19, 2004