Form 10KSB
period 2004-12-31
CROWN PARTNERS INC
filed 2005-05-18
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

             20700 Ventura Blvd. Suite 227, Woodland Hills CA 91364
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2004 were 19,462,293. The aggregate number of shares of the voting stock held by non-affiliates on May 16, 2005 was 8,411,659. The market value of these shares, computed by reference to the market closing price on May 16, 2005 was $420,583. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

B) Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised on order to pay past and present obligations of SSH during the year ended December 31, 2004. The Company anticipates either borrowing money or raising additional capital during fiscal 2005 to continue to fund SSH's operations. In February, 2003, SSH began to engage in limited operations and has received minimal revenues to date. There can be no assurances that the operations will result in material revenues to SSH or that profitability will be achieved in the near term, if ever.

In May, 2005, Sanitec Services was evicted from its plant in Honolulu, Hawaii and Sanitec is attempting to resolve its issues with the landlord. In the interim, the Hawaii operation is unable to operate and Sanitec anticipates commencing legal action against its landlord for property retained by it which includes the machine used to process waste.

The Company has two additional subsidiaries of which it is the majority shareholder: Micro Bio-Medical Waste Systems, Inc. formerly known as 20/20 Networks, Inc. ("Micro") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of Micro, a Nevada corporation traded on the Electronic Bulletin Board under "MBWS." In late 2003, the Company entered into an agreement with Micro whereby Micro would acquire SSH from the Company in exchange for $550,000 and the issuance of five percent (5%) of Micro's issued and outstanding shares. As of the date of this report, that transaction has not been completed and the Company has not received any funds from Micro.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company.

As of December 31, 2004, the Company had no employees. SSH had one employee as of December 31, 2004.

Item 2. Properties.

The Company currently has no office space. When necessary, the Company shares office space with SSH at SSH's warehouse at no cost to the Company. The Company anticipates that this space is sufficient for the near future. SSH sub-leases warehouse space in Hawaii at a rent of approximately $9,100 per month and the sub-lease expires in April, 2005. In May 2005, the landlord evicted Sanitec from its plant and the Company has had to cease its Hawaiian operations for the present.


Item 3. Legal Proceedings.

There are presently no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM," since April, 1999, under the symbol "SNHS" and since January, 2002, under the symbol "CRWP". The following table reflects the high and low quarterly bid prices for 2004. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                    High Bid         Low Bid
--------------------------------------------------------------------------------
1st Qtr 2004               .51             .13
--------------------------------------------------------------------------------
2nd Qtr 2004               .45             .06
--------------------------------------------------------------------------------
3rd Qtr 2004               .30             .02
--------------------------------------------------------------------------------
4th Qtr 2004               .07             .02
--------------------------------------------------------------------------------

As of December 31, 2004, the Company had 19,462,293 shares of its common stock issued and outstanding, of which 10,058,843 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 beneficial shareholders as of May 16, 2005.

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

For the year ended December 31, 2004, the Company realized a net loss before income taxes of ($3,810,724) on $85,120 in revenues and general and administrative expenses of approximately $3,895,844. For the year ended December 31, 2003, the Company realized a net loss before income taxes of approximately ($863,128) on revenues of $34,171 and general and administrative expenses of approximately $897,299. For the years ended December 31, 2004 and 2003, after recording the minority interests in the losses of its subsidiaries of nil and $90,563, respectively, the Company had a net loss of ($3,810,724) and ($772,475) respectively. The net loss per share for the years ended December 31, 2004 and 2003 was ($.21) and ($.10), respectively.

The expenses for the year ended December 31, 2004 consisted primarily of general and administrative expenses of approximately $3,764,406, realized loss on securities of $107,192 and interest expense of $24,246. The expenses for the year ended December 31, 2003 totaled approximately $898,000 which consisted of general and administrative expenses of $501,119, an impairment expense of $374,385 and interest expense of $21,795.

At December 31, 2004, shareholder's (deficit) totaled ($8,423,729) compared to shareholder's deficit of ($749,986) at December 31, 2003. This increase in shareholder's deficit is due primarily to the Company's costs of operating itself and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had negative working capital of approximately ($662,000). The Company's assets for that period were approximately $212,000, consisting of property and equipment of approximately $26,000 and cash of $186,000. The Company's current liabilities were approximately $874,000 which were comprised of accounts payable of approximately $516,000 and advances of approximately $358,000. At December 31, 2003, the Company had current assets of approximately $45,000 which consisted of property and equipment and cash of $500. The current liabilities of the Company at December 31, 2003 were approximately $796,000 which consisted of approximately $518,000 in trade accounts payable, advances of approximately $197,000 and notes payable of approximately $81,000.

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

As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

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

Due to the present and ongoing instability in the financial markets, the Company experienced substantial losses in its trading activities in prior years. The Company continues to seek a business opportunity that will allow it to generate revenues to fund its operations but has no suitable candidates under review at the present time. The Company, through its subsidiary, SSH, began generating revenues during 2003 which are not enough to fund and support its Hawaiian operations in the short term. The Company will continue to borrow funds as well as raise capital to fund its Hawaiian operations.

The Company will continue to seek suitable merger candidates for its other subsidiaries which should also result in revenues for the Company if mergers are consummated.

The Company does not have adequate working capital for its current operations and will need additional working capital in 2005.

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

The Company's balance sheet as of December 31, 2004 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

Mr. Smith is presently CEO and CFO of Micro Bio-Medical Waste Systems, Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol "MBWS." Mr. Smith is also a director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHCT".

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

Dr. Salmassi is a director of Micro Bio-Medical Waste Systems, Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "MBWS." Dr. Salmassi is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHCT."

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

Mr. Onoue is an officer and director of Micro Bio-Medical Waste Systems, Inc., a subsidiary of the Company, and a director of National Healthcare Technology, Inc., both companies publicly traded on the OTC Electronic Bulletin Board under the symbols "MBWS" and "NHCT", respectively.

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

Item 10. Executive Compensation.

During fiscal 2004, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company except for Steven Onoue. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 19,462,293 shares of the Company's common stock issued and outstanding on December 31, 2004. No preferred shares were issued and outstanding at December 31, 2004. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                                 Amount
Name and Address of              of Common Shares
Beneficial Owner                 Currently Owned             Percent
----------------                 ---------------             -------

Charles Smith (1)                            0                 0.00



Tisa Capital Corp.                   5,670,116                29.13
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Dr. Sadegh Salmassi (1)                  6,350                 0.03
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Steven Onoue (2)                       307,500                 1.58
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Sanitec USA National, Inc.           1,333,334                 6.85
23 Fairfield Place
West Caldwell NJ 07006

Phoenix Consulting Services          3,733,334                19.18
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (3)                         313,850                 1.61

(1) Denotes officer and/or director.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company presently leases no office space of its own. When necessary, the Company shares office space with its subsidiary, Sanitec of Hawaii, Ltd., of which it owns 100%, at no charge. SSH's monthly rent is approximately $9,500 and the sub-lease expires in April 2005. The Company anticipates that this space is sufficient for the near future.

During the year ended December 31, 2004, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated May 17, 2005
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2004

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2005                          CROWN PARTNERS, INC.


                                      /s/ Charles Smith
                                      --------------------------------------
                                      Charles Smith, CEO, CFO, Director


May 18, 2005                          /s/ Dr. Sadegh Salmassi
                                      --------------------------------------
                                      Dr. Sadegh Salmassi, Director


May 18, 2005                          /s/ Steven Onoue
                                      --------------------------------------
                                      Steven Onoue, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Crown Partners, Inc.
   Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Crown Partners, Inc. as of December 31, 2004, and the consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partners, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Crown has incurred losses through December 31, 2004 and 2003 totaling $3,810,724 and $772,475 and at December 31, 2004 had
a capital deficit of $662,084. Crown will require additional working capital to develop its business until Crown either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Crown's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

May 17, 2005

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets
  Cash                                                              $   186,014
                                                                    -----------

    Total current assets                                                186,014

Property and equipment, net                                              26,245

                                                                    -----------
                                                                    $   212,259
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   516,435
  Notes payable                                                              --
  Advances                                                              357,908
                                                                    -----------
    Total current liabilities                                           874,343
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,462,293 shares issued and outstanding                 19,462
Additional paid in capital                                            7,742,183
Accumulated deficit                                                  (8,423,729)
                                                                    -----------
  Total Stockholders' Deficit                                          (662,084)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   212,259
                                                                    ===========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                      2004             2003
                                                  ------------     ------------
Revenues                                          $     85,120     $     34,171

Costs and Expenses:
  General and administrative                         3,764,406          501,119
  Impairment                                                --          374,385
  Realized loss on securities                          107,192               --
  Interest expense                                      24,246           21,795
                                                  ------------     ------------
                                                     3,895,844          897,299
                                                  ------------     ------------

Net loss before income taxes                        (3,810,724)        (863,128)

Provision for income taxes                                  --               --

                                                  ------------     ------------
Net loss before minority interest                   (3,810,724)        (863,128)

Minority interest in loss of subsidiaries                   --           90,653

                                                  ------------     ------------
Net loss                                          $ (3,810,724)    $   (772,475)
                                                  ============     ============

Net loss per share:
  Net loss basic and diluted                      $      (0.21)    $      (0.10)
                                                  ============     ============

Weighted average shares outstanding:
  Basic and diluted                                 18,000,872        8,000,871
                                                  ============     ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years Ended December 31, 2004

                                       Common stock
                               ------------------------------         Additional       Accumulated
                                  Shares            Amount         paid in capital       deficit             Total
                               -----------        -----------      ---------------     -----------        -----------
Balance,
  December 31, 2002              7,088,714        $     7,089        $ 3,665,531       $(3,840,530)       $  (167,910)

Issuance of common
  stock for debt                   600,000                600             77,400                --             78,000
Issuance of common
  stock for cash                 1,124,000              1,124            111,276                --            112,400

Shares canceled                     (5,421)                (5)                 5                --                 --

Net loss                                --                 --                 --          (772,475)          (772,475)
                               -----------        -----------        -----------       -----------        -----------

Balance,
  December 31, 2003              8,807,293              8,807          3,854,212        (4,613,005)          (749,986)

Issuance of common
  stock for debt                    75,000                 75             17,175                --             17,250

Issuance of common
  stock for cash                 3,800,000              3,800            376,200                --            380,000
Issuance of common stock
  for services                   6,780,000              6,780          3,494,596                --          3,501,376

Net loss                                --                 --                 --        (3,810,724)        (3,810,724)
                               -----------        -----------        -----------       -----------        -----------

Balance,
  December 31, 2004             19,462,293        $    19,462        $ 7,742,183       $(8,423,729)       $  (662,084)
                               ===========        ===========        ===========       ===========        ===========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                    2004           2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(3,810,724)   $  (772,475)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                   20,950        386,231
    Bad debt                                                            --         58,341
    Forgiveness of debt                                            (19,206)            --
    Common stock for services                                    3,501,376             --
    Realized loss on marketable securities                         108,424             --
Net change in:
  Accounts payable and accrued expenses                             17,647        197,209
  Accounts payable related parties                                 (19,295)            --
                                                               -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                           (200,828)      (130,694)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (2,354)       (42,909)
  Investment in marketable securities, net of margin account      (570,402)            --
  Proceeds on sale of marketable securities                        461,978             --
                                                               -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                           (110,778)       (42,909)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                                  380,000        112,400
  Proceeds from notes payable                                      161,397         66,456
  Proceeds (payments) on advances                                  (44,279)        (6,125)
                                                               -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
                                                                   497,118        172,731
                                                               -----------    -----------

NET INCREASE IN CASH                                               185,512           (872)
Cash, beginning of period                                              502          1,374
                                                               -----------    -----------
Cash, end of period                                            $   186,014    $       502
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                $        --    $        --
  Income taxes paid                                            $        --    $        --

NONCASH TRANSACTION:
  Issuance of common stock for debt                            $              $    60,000

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

Multi-Source Capital Ltd. - Merged into Stein's Holdings, Inc. in May 1999.

Micro Bio-Medical Waste Systems, Inc. - Crown acquired 80% ownership in this company in March 1999.

In September 2000, Crown acquired 90% ownership in Universal Services and Acquisitions, Inc.

In November 2001, Crown acquired 100% of Sanitec Services of Hawaii, Inc.

Nature of Business

Crown Partners, Inc. main activities and sources of income are derived from daily trading in the stock markets.

Micro Bio-Medical Waste Systems, Inc. and Universal Services and Acquisitions, Inc. are in the business of managing and acquiring subsidiary companies.

Sanitec Services of Hawaii, Inc. ("Sanitec") processes medical waste. Currently, Sanitec has not begun operations.

Principles of Consolidation

The December 31, 2004 consolidated financial statements include the accounts of Crown's majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Crown's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2004, as applicable.

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

Crown depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

         Medical equipment - 5 years
         Computer hardware - 5 years
         Computer software - 3 years

Revenue Recognition

Crown recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

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

NOTE 2 - Financial Condition And Going Concern

For the years ended December 31, 2004 and 2003, Crown incurred losses totaling $3,810,724 and $772,475, respectively, and at December 31, 2004 had a working capital deficit of $688,329. Because of these recurring losses, Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of May 17, 2005, no acquisition or merger agreements have been closed.

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

NOTE 3 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Crown estimates that the fair value of all financial instruments at December 31, 2004 and 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by Crown using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that Crown could realize in a current market exchange.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                 2004
                                                             ------------
    Medical waste equipment                                  $    456,757
    Computer equipment                                             37,491
                                                             ------------
                                                                  494,248
    Less accumulated depreciation                                 468,003
                                                             ------------
                                                             $     26,245
                                                             ============

The depreciation expense for the years ended December 31, 2004 and 2003 was $20,950 and $386,231, respectively.

NOTE 5 - ADVANCES

The advances are unsecured and bear interest at 10% and are due upon demand.

NOTE 6 - INCOME TAXES

For the years ended December 31, 2004 and 2003, Crown incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,000,000 at December 31, 2004, and will expire in the years 2011 through 2023.

The provision for federal income tax consists of the following for the years ended December 31:

                                               2004            2003
                                           -------------   -------------
    Current provision                      $          --   $          --
    Deferred provision                                --              --
                                           -------------   -------------
                                           $          --   $          --
                                           =============   =============

Deferred income taxes consist of the following at December 31,

                                                2004           2003
                                           -------------   -------------
    Long-term:
      Deferred tax assets                  $   2,000,000   $   1,120,000
      Valuation allowance                     (2,000,000)     (1,120,000)
                                           -------------   -------------
                                           $          --   $          --
                                           =============   =============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Crown rents its facilities in California on a month to month basis from an affiliated company and its facilities in Hawaii over a 5 year term which expired in April 2005. The rent expense for the years ended December 31, 2004 and 2003 was $103,729 and $103,729, respectively.

NOTE 8 - SUBSEQUENT EVENT

On May 1, 2005, the landlord evicted Sanitec Services of Hawaii from its plant in Honolulu for past due rent. At the same time, the landlord locked the premises and has kept Sanitec from entering the premises, retrieving any property located there and keeping Sanitec from accessing and operating its equipment. Sanitec is working to resolve this problem but if it cannot, it faces the loss of its equipment used to process waste which would result in Sanitec having to cease operating completely.