Form 10QSB
period 2005-03-31
CROWN PARTNERS INC
filed 2005-06-13
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                 91-2008803
     -------------------------------               -------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 887-7201
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                Yes [X]   No [ ]

As of March 31, 2005 there were 19,462,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                              $   133,768
                                                                    -----------
    Total current assets                                                133,768

Property and equipment, net                                                  --

                                                                    $   133,768

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   582,079

  Advances                                                              327,908
                                                                    -----------
    Total current liabilities                                           909,987
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,462,293 shares issued and outstanding                 19,462
Additional paid in capital                                            7,742,183
Accumulated deficit                                                  (8,537,864)
                                                                    -----------
  Total Stockholders' Deficit                                          (776,219)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   133,768
                                                                    ===========


                 See accompanying notes to financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                      2005              2004
                                                 ------------      ------------

Revenues                                         $     18,851      $     31,945

Costs and Expenses:
  General and administrative                          126,408         2,087,657
  Interest expense                                      6,578             6,250
                                                 ------------      ------------

Operating loss                                       (114,135)       (2,061,962)

  Interest income                                          --            19,998
  Forgiveness of debt                                      --            19,206
                                                 ------------      ------------

Net loss                                         $   (114,135)     $ (2,022,758)
                                                 ============      ============

Net loss per share:
  Net loss basic and diluted                     $      (0.01)     $      (0.15)
                                                 ============      ============

Weighted average shares outstanding:
  Basic and diluted                                19,462,293        13,584,491
                                                 ============      ============


                 See accompanying notes to financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (114,135)   $(2,022,758)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                         26,245          5,046
    Bad debt                                                  --             --
    Forgiveness of debt                                       --        (19,206)
    Common stock for services                                 --      2,034,000
Net change in:
  Prepaid assets                                              --             --
  Accounts payable and accrued expenses                   48,373       (109,202)
  Accounts payable related parties                        17,271             --
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (22,246)      (112,120)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        --         (2,354)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                             --        380,000
  Proceeds from notes payable                                 --         95,520
  Payments on notes payable                              (30,000)            --
  Proceeds (payments) on advances                             --        (13,500)
                                                     -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              (30,000)       462,020
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          (52,246)       374,546
Cash, beginning of period                                186,014            502
                                                     -----------    -----------
Cash, end of period                                  $   133,768    $   348,048
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                      $        --    $        --
  Income taxes paid                                  $        --    $        --

NONCASH TRANSACTION:
  Conversion of advances for common stock            $        --    $        --



                 See accompanying notes to financial statements.

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2004 as reported in Form 10-KSB, have been omitted.


NOTE 2 - SUBSEQUENT EVENT

On May 1, 2005, the landlord evicted Sanitec Services of Hawaii from its plant in Honolulu for past due rent. At the same time, the landlord locked the premises and has kept Sanitec from entering the premises, retrieving any property located there and keeping Sanitec from accessing and operating its machine. Sanitec is working to resolve this problem but if it cannot, it faces the loss of the machine used to process waste which would result in Sanitec having to cease operating completely.

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

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised in order to pay past and present obligations of SSH during the year ended December 31, 2004. The Company anticipates either borrowing money or raising additional capital during fiscal 2005 to continue to fund SSH's operations. In February, 2003, SSH began to engage in limited operations and has received minimal revenues to date. There can be no assurances that the operations will result in material revenues to SSH or that profitability will be achieved in the near term, if ever. In May, 2005, Sanitec was evicted from its premises in Honolulu by the landlord who has retained control of Sanitec's equipment. At the present time, Sanitec has ceased operations and is working to secure the release of its equipment by the landlord.

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

Employees

As of March 31, 2005, the Company had no employees. SSH had one employee as of March 31, 2005.

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, the Company realized a loss of ($114,135) on revenues of $18,851 and general and administrative expenses of approximately $126,500. For the three months ended March 31, 2004, the Company realized a loss of approximately ($2,061,962) on revenues of approximately $32,000 and general and administrative expenses of approximately $2,100,000 and interest expenses of approximately $6,250.

The Company's net loss from continuing operations before income taxes for the three months ended March 31, 2005 was ($114,135) compared to a net loss of ($2,061,962) for the three months ended March 31, 2004. The net loss per share for the periods ended March 31, 2005 and 2004 were nil and ($0.15), respectively.

At March 31, 2005, shareholders' (deficit) totaled approximately ($8,500,000) compared to shareholders' (deficit) of approximately ($8,400,000) at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had negative working capital of approximately ($776,000). At March 31, 2005, the Company had current assets of approximately $134,000 which consisted of cash. The current liabilities of the Company at March 31, 2005 were approximately $910,000 which consisted of approximately $582,000 in trade accounts payable/accrued expenses and advances of approximately $328,000.

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

As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor do they include any adjustments that might result from the outcome of this uncertainty.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital may not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries unless the Company increases its revenues or completes the proposed sale of certain of its subsidiaries. The Company is seeking to locate other potential acquisitions for its subsidiaries.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company's balance sheet as of March 31, 2005 reflects limited assets and extensive liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


                                    PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2005.

(b)   Exhibits

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


CROWN PARTNERS, INC.


By /s/ Charles Smith
--------------------------
Charles Smith, CEO, CFO

Date: June 10, 2005

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

Date: June 10, 2005                         /s/ Charles Smith
                                            ----------------------
                                            Name:  Charles Smith
                                            Title: CEO

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

Date: June 10, 2005                         /s/  Charles Smith
                                            ---------------------
                                            Name:  Charles Smith
                                            Title: CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Crown Partners, Inc. on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                            /s/ Charles Smith
                                            -----------------------
                                            Charles Smith, Principal Accounting
                                            Officer


Dated: June 10, 2005