Form 10QSB
period 2005-06-30
CROWN PARTNERS INC
filed 2005-08-22
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                               Nevada 91-2008803
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)

                     27430 Riverside Lane, Valencia CA 91354
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (661) 287-3772
                           ---------------------------
                           (Issuer's telephone number)

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

                                 Yes |X| No |_|

As of June 30, 2005 there were 19,462,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS

Current assets
  Cash                                                              $       183
  Securities                                                            237,600
                                                                    -----------

Total Assets                                                        $   237,783
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   579,147
  Advances                                                              315,634
  Margin trading account                                                140,343
                                                                    -----------
    Total current liabilities                                         1,035,124
                                                                    -----------



STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,462,293 shares issued and outstanding                 19,462
Additional paid in capital                                            7,742,183
Accumulated deficit                                                  (8,558,986)
                                                                    -----------
  Total Stockholders' Deficit                                          (797,341)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   237,783
                                                                    ===========


                 See accompanying notes to financial statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                           2005            2004             2005            2004
                                       ------------    ------------    ------------    ------------
Revenues                               $     17,330    $     20,845    $     36,181    $     52,430



Costs and Expenses:
  General and administrative                 46,575       1,619,319         172,983       3,707,198
  Interest expense                            6,578           1,535          13,156           7,785
                                       ------------    ------------    ------------    ------------

Operating loss                              (35,823)     (1,600,369)       (149,958)     (3,662,553)

  Interest income                               294               9             294          20,007
  Realized loss on securities                (7,613)             --          (7,613)             --
  Unrealized loss on securities             (10,630)         (7,006)        (10,630)         (7,006)
  Forgiveness of debt                        32,650              --          32,650          19,206
                                       ------------    ------------    ------------    ------------


Net loss                               $    (21,122)   $ (1,607,366)   $   (135,257)   $ (3,630,346)
                                       ============    ============    ============    ============

Net loss per share:
  Net loss basic and diluted           $      (0.00)   $      (0.08)   $      (0.00)   $      (0.22)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      19,462,293      19,462,293      19,462,293      16,523,392
                                       ============    ============    ============    ============

                 See accompanying notes to financial statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                      2005          2004
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (135,257)   $(3,630,346)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                      26,245         15,422
    Forgiveness of debt                                               (32,650)       (19,206)
    Realized loss on investments                                        7,613             --
    Unrealized loss on investments                                     10,630             --
    Common stock for services                                              --      3,501,376
Net change in:
  Advances to related party                                                --           (375)
  Accounts payable and accrued expenses                                58,841        (68,096)
  Accounts payable related parties                                     36,521           (250)
                                                                  -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                               (28,057)      (201,475)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                178,690         (2,354)
  Investment in trading securities                                   (255,843)      (289,003)
                                                                  -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITES                               (115,500)      (291,357)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                                          --        380,000
  Proceeds from notes payable                                              --        130,520
  Proceeds (payments) on advances                                     (42,274)       (14,279)
                                                                  -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           (42,274)       496,241
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      (185,831)         3,409
Cash, beginning of period                                             186,014            502
                                                                  -----------    -----------
Cash, end of period                                               $       183    $     3,911
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                   $        --    $        --
  Income taxes paid                                               $        --    $        --

NONCASH TRANSACTION:
  Conversion of advances for common stock                         $        --    $        --

                 See accompanying notes to financial statements

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Securities and Investments

The Company applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), regarding marketable securities. The Company invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities. Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period. In addition, and in accordance with the provisions of SFAS 115, the Company also classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities. The Company determines the amount of realized and unrealized gain and losses attributable to specific investments utilizing the specific identification methodology.

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


NOTE 4 - RECENT DEVELOPMENT

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


NOTE 5 - SUBSEQUENT EVENT

Crown approved the creation of a new Directors, Advisors and Consultants Stock Plan. The plan is effective August 1, 2005 with 2,000,000 shares allocated to the plan.

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

B) Narrative Description of Business

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised on order to pay past and present obligations of SSH during the year ended December 31, 2004. The operations of SSH ceased in May, 2005.

The Company has three subsidiaries of which it is the majority shareholder:
Micro Bio-Medical Waste Systems, Inc. ("MBWS"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH")

The Company owns 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MSWS" MBWS is currently seeking acquisition or merger candidates. In November, 2003 MBWS entered into an agreement with the Company to purchase the Company's wholly owned subsidiary, Sanitec Services Ltd., a Hawaii corporation. MBWS has not been able to pay the sum due to the Company and it is unlikely that this transaction will be completed.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. Employees

As of June 30, 2005, the Parent had no employees. SSH had one employee as of June 30, 2005.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

For the three months ended June 30, 2005, the Company realized a loss of ($38,339) on revenues of approximately $13,697 and general and administrative expenses of approximately $52,036. For the three months ended June 30, 2004, the Company realized a loss of approximately ($1,607,366) with revenues of approximately $20,500 and general, administrative and interest expenses of approximately $1,620,854.

The expenses for the three months ended June 30, 2005 consisted primarily of general and administrative expenses of approximately $51,900 and interest expense of approximately $114. The costs and expenses for the three months ended June 30, 2004 totaled approximately $1,620,500 which consisted of general and administrative expenses of approximately $1,619,000 and interest expense of approximately $1,500. The net loss per share for the three month periods ended June 30, 2005 and 2004 were ($0.00) and ($0.08), respectively.

The Company's net loss from continuing operations before income taxes for the six months ended June 30, 2005 was ($145,896) compared to a net loss of ($3,630,346) for the six months ended June 30, 2004. The net loss per share for the six month period ended June 30, 2005 and 2004 were ($0.00) and ($0.22), respectively.

At June 30, 2005, shareholders' deficit totaled ($786,103).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had negative working capital of approximately $786,000. At June 30, 2005, the Company had current assets of approximately $112,000 which consisted of cash. The current liabilities of the Company at June 30, 2005 were approximately $898,000 which consisted of approximately $570,000 in accounts payable and accounts payable to related parties of approximately $328,000.

Crown will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. In July, 2005, Crown received approximately $200,000 from the sale of its interest in National Healthcare Technology, Inc. which was used to pay the obligations of National Healthcare Technology, Inc. An additional $300,000 will be paid to Crown on or before October 1, 2005.

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

The Company's balance sheet as of June 30, 2005 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2005.

(b)   Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Charles Smith
--------------------------
Charles Smith, President, CFO

Date: August 12, 2004