Form 10QSB
period 2005-09-30
CROWN PARTNERS INC
filed 2005-11-21
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[_]   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                   91-2008803
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                27430 Riverside Lane, Valencia, California 91354
                    (Address of principal executive offices)

                                 (661) 287-3772
                           (Issuer's telephone number)

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

                                 Yes [ ] No [X]

      As of September 30, 2005 there were 19,582,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS

Current assets
  Cash                                                              $   158,625
                                                                    -----------
    Total current assets                                                158,625

Operating equipment, net                                                  2,501
Accounts receivable for sale of subsidiary                              300,000
                                                                    -----------
TOTAL ASSETS                                                        $   461,126
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable & accrued expense                                $   319,404
  Accounts payable - related parties                                    288,565
  Advances - related parties                                            215,834
                                                                    -----------
    Total current liabilities                                           823,803
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $10 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                               --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 19,582,293 shares issued and outstanding                   19,582
Additional paid in capital                                            7,758,863
Accumulated deficit                                                  (8,141,122)
                                                                    -----------
  Total Stockholders' Deficit                                          (362,677)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   461,126
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three and Nine Months Ended September 30,
                                   (Unaudited)


                                     Three Months Ended               Nine Months Ended
                                         September 30,                  September 30,
                                ----------------------------    ----------------------------
                                    2005            2004            2005            2004
                                ------------    ------------    ------------    ------------
Revenues                        $         --    $     12,025    $     36,181    $     64,455

Costs and Expenses:
  General and administrative          25,327          89,923         198,310       3,798,656
                                ------------    ------------    ------------    ------------

Operating Loss                       (25,327)        (77,898)       (162,129)     (3,734,201)

Unrealized investment gain                --         (93,431)             --        (100,437)
Realized investment gain              14,862              --          14,862              --
Interest expense                      (6,534)        (10,000)        (19,690)        (17,785)
Interest income                          553          21,230
Gain on sale of subsidiary           420,867           1,223             847           1,535
                                                                          --         420,867
Loss on settlement of debt            (4,800)             --          (4,800)             --
Forgiveness of debt                       --              --          32,650          19,206
                                ------------    ------------    ------------    ------------

Net Income (Loss)               $    399,621    $   (180,106)   $    282,607    $ (3,810,452)
                                ============    ============    ============    ============

Net loss per share:
  Net income (loss) basic and
    diluted                     $       0.02    $      (0.01)   $       0.01    $      (0.22)
                                ============    ============    ============    ============

Weighted average shares
  outstanding:
    Basic and diluted             19,522,293      19,462,293      19,482,513      17,510,176
                                ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                        2005            2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                    $   282,607    $(3,810,452)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Expenses on Margin Acct                                   --         14,715
    Depreciation and amortization                         26,245         18,186
    Forgiveness of debt                                  (32,650)       (19,206)
    Realized gain on investments                         (14,862)        (1,535)
    Unrealized loss on investments                            --        100,437
    Loss on settlement of debt                             4,800             --
    Gain on sale of subsidiary                          (420,866)            --
    Common stock for services                                 --      3,501,376
Net change in:
  Accounts payable and accrued expenses                 (142,762)        (7,199)
  Accounts payable - related parties                     187,812          7,573
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (109,676)      (196,105)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of Marketable Securities
  Capital expenditures                                    (2,501)        (2,354)
  Proceeds from sale of subsidiary                       200,000             --
  Proceeds from sale of marketable securities, net        14,862        122,986
  Investment in trading securities                            --       (421,451)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITES                      212,361       (300,819)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                             --        380,000
  Proceeds from notes payable                                 --        132,397
  Proceeds (payments) on advances, net                  (130,074)       (14,279)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                    (130,074)       498,118
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          (27,389)         1,194
Cash, beginning of period                                186,014            502
                                                     -----------    -----------
Cash, end of period                                  $   158,625    $     1,696
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                      $        --    $        --
  Income taxes paid                                  $        --    $        --

NONCASH TRANSACTION:
  Conversion of advances for common stock            $    12,000    $        --

   The accompanying notes are an integral part of these financial statements.

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


NOTE 2 - RECLASSIFICATIONS

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform to the September 30, 2005 financial statement presentation.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 4 - COMMON STOCK

In the third quarter 2005, Crown issued 120,000 shares of common stock to settle $12,000 of debt. On the date of settlement the fair market value of 120,000 shares was $16,800, resulting in a loss on settlement of debt of $4,800. Per the debt settlement agreement, if net proceeds are below $12,000 upon disposal of the shares, Crown must issue additional common stock to establish total proceeds of $12,000.

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


NOTE 5 - RECENT DEVELOPMENT

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

In July, 2005, the Company sold its interest in National Healthcare Technology, Inc. for $500,000 to an unrelated party. The Company received $200,000 towards the purchase price with the balance of $300,000 due in 90 days. As part of this transaction, the Company assumed all outstanding indebtedness of National Healthcare and Crown was issued an additional 905,438 shares of National Healthcare restricted common stock.

NOTE 6 - SUBSEQUENT EVENT

The Company received $300,000 in October as final payment for its interest in National Healthcare.

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

In July, 2005, the Company sold its interest in National Healthcare Technology, Inc. for $500,000 to be paid in two installments. The first installment of $200,000 was received in July, 2005 and the remaining installment of $300,000 was received in October, 2005. The Company assumed all outstanding indebtedness of National Healthcare which included accounts payable of approximately $59,000 and forgiveness of debt owed to the Company by NHT in the amount of approximately $146,000. In addition, the Company received 905,438 shares of National Healthcare's common stock as part of this transaction. The Company issued 120,000 shares of its common stock to an unrelated third party as part of its satisfaction of a debt of $25,000 owed to this party. The Company paid $13,000 and issued the shares as satisfaction of this debt. If the party cannot sell the shares for at least $12,000 in one year's time, the Company will issue additional shares to this creditor at that time.

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

Employees

As of September 30, 2005, the Company had no employees.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, the Company realized a profit of $282,607 with revenues of $36,181, general and administrative expenses of $198,310 and other income of approximately $444,000 from the sale of its interest in National Healthcare and gains on its investments. For the nine months ended September 30, 2004, the Company realized a loss of approximately ($3,810,452) on revenues of approximately $64,455 and general, administrative and interest expenses of approximately $3,861,441.

The costs and expenses for the nine months ended September 30, 2005 totaled $198,310 which consisted of general and administrative expenses of $198,310 and interest expense of approximately $19,690. The Company's other income was comprised primarily of a gain of $420,867 on its sale of its subsidiary, realized investment gains of $14,862, and forgiveness of debt income of $32,650. The expenses for the nine months ended September 30, 2004 consisted primarily of general and administrative expenses of approximately $3,798,656 and interest expense of approximately $17,785. There was an unrealized investment loss of $100,437 and interest income of $21,230 as well as forgiveness of debt in the amount of $19,206.

The Company's net profit from continuing operations before income taxes for the nine months ended September 30, 2005 was $282,607 compared to a net loss of ($3,810,452) for the nine months ended September 30, 2004. The net profit (loss) per share for the periods ended September 30, 2005 and 2004 were $.01 and $0.22, respectively.

For the three months ended September 30, 2005, the Company realized a profit of $399,621 on no revenue, a gain on the sale of its interest in National Healthcare of $420,867, a realized investment gain of $14,862 and interest income of $553 with general and administrative expenses of approximately $25,327. The Company also incurred interest expense of $6,534 and a loss on settlement of debt of $4,800. For the three months ended September 30, 2004, the Company realized a loss of approximately ($180,106) on revenues of $12,025, interest income of $1,223, administrative and interest expenses of approximately $89,923, an unrealized investment loss of $93,431 and interest expense of approximately $10,000.

The Company's net profit from continuing operations before income taxes for the three months ended September 30, 2005 was $399,621 compared to a net loss of ($180,106) for the three months ended September 30, 2004. The net profit (loss) for the periods ended September 30, 2005 and 2004 were $0.02 and ($0.01), respectively.

At September 30, 2005, shareholder's deficit totaled $362,677 compared to shareholders' deficit of $662,084 at December 31, 2004. The decrease in shareholders' deficit is due primarily to the Company's sale of its interest in its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had negative working capital of approximately $665,000. At September 30, 2005, the Company had current assets of approximately $158,000 which consisted of cash of $158,000. The current liabilities of the Company at September 30, 2005 were approximately $824,000 which consisted of approximately $319,000 in accounts payable and accrued expenses, accounts payable to related parties of approximately $289,000 and advances of approximately $216,000. The Company's assets also included operating equipment of approximately $2,500 and an account receivable for the $300,000 due the Company from its sale of its interest in a subsidiary. The account receivable was paid to the Company in October, 2005.

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

As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crowns ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, and is nor include any adjustments that might result from the outcome of this uncertainty.

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

The Company's balance sheet as of September 30, 2005 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

(a) No reports on Form 8-K were filed during the three months ended September 30, 2005.

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

Date: November 18, 2005