Form 10QSB/A
period 2005-06-30
CROWN PARTNERS INC
filed 2006-01-10
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada
(State or other jurisdiction of                           91-2008803
 incorporation or organization)                (IRS Employer Identification No.)

                     27430 Riverside Lane, Valencia CA 91354
                    (Address of principal executive offices)

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
                                   (Unaudited)


                                            ASSETS

Current assets
  Cash                                                                                             $           183
  Securities                                                                                               237,600

Total Assets                                                                                       $       237,783
                                                                                                   ===============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                                            $       579,147
  Advances                                                                                                 315,634
  Margin trading account                                                                                   140,343
                                                                                                   ---------------
    Total current liabilities                                                                            1,035,124
                                                                                                   ---------------



STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                                                 -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,462,293 shares issued and outstanding                                                    19,462
Additional paid in capital                                                                               7,742,183
Accumulated deficit                                                                                     (8,558,986)
                                                                                                   ---------------
  Total Stockholders' Deficit                                                                             (797,341)
                                                                                                   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $       237,783
                                                                                                   ===============

                 See accompanying notes to financial statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                                2005                2004                2005                  2004
                                          -----------------    ----------------   ------------------    -----------------

Revenues                                  $        17,330      $       20,845     $        36,181       $        52,430



Costs and Expenses:
  General and administrative                       46,575           1,619,319             172,983             3,707,198
  Interest expense                                  6,578               1,535              13,156                 7,785
                                          ---------------      --------------     ---------------       ---------------

Operating loss                                    (35,823)         (1,600,369)           (149,958)           (3,662,553)

  Interest income                                     294                   9                 294                20,007
  Realized loss on securities                      (7,613)                  -              (7,613)                    -
  Unrealized loss on securities                   (10,630)             (7,006)            (10,630)               (7,006)
  Forgiveness of debt                              32,650                   -              32,650                19,206
                                          ---------------      --------------     ---------------       ---------------


Net loss                                  $       (21,122)     $   (1,607,366)    $      (135,257)      $    (3,630,346)
                                          ===============      ===============    ===============       ================

Net loss per share:
  Net loss basic and diluted               $           (0.00)   $          (0.08)  $           (0.00)     $          (0.22)
                                           =================    ================   =================      =================

Weighted average shares outstanding:
  Basic and diluted                            19,462,293          19,462,293          19,462,293            16,523,392
                                          ===============      ==============     ===============       ===============

                 See accompanying notes to financial statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                        2005                 2004
                                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $      (135,257)     $    (3,630,346)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                                          26,245               15,422
    Forgiveness of debt                                                                   (32,650)             (19,206)
    Realized loss on investments                                                            7,613                    -
    Unrealized loss on investments                                                         10,630                    -
    Common stock for services                                                                   -            3,501,376
Net change in:
  Advances to related party                                                                     -                 (375)
  Accounts payable and accrued expenses                                                    58,841              (68,096)
  Accounts payable related parties                                                         36,521                 (250)
                                                                                  ---------------      ---------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                   (28,057)            (201,475)
                                                                                  ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                    178,690               (2,354)
  Investment in trading securities                                                       (255,843)            (289,003)
                                                                                  ---------------      ---------------

CASH FLOWS USED IN INVESTING ACTIVITES                                                   (115,500)            (291,357)
                                                                                  ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                                                               -              380,000
  Proceeds from notes payable                                                                   -              130,520
  Proceeds (payments) on advances                                                         (42,274)             (14,279)
                                                                                  --------------- --------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                               (42,274)             496,241
                                                                                  ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                          (185,831)               3,409
Cash, beginning of period                                                                 186,014                  502
                                                                                  ---------------      ---------------
Cash, end of period                                                               $           183      $         3,911
                                                                                  ===============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                   $             -      $             -
  Income taxes paid                                                               $             -      $             -

NONCASH TRANSACTION:
  Conversion of advances for common stock                                         $             -      $             -

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

Employees

As of June 30, 2005, the Company had no employees. SSH had one employee as of June 30, 2005.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

For the three months ended June 30, 2005, the Company realized a loss of ($21,122) on revenues of approximately $17,330, general and administrative expenses of approximately $46,575, interest expenses of $6,578, interest income of #294, forgiveness of debt income of $32,650, and realized and unrealized loss on securities of approximately $18,243. For the three months ended June 30, 2004, the Company realized a loss of approximately ($1,607,366) with revenues of approximately $20,500 and general, administrative and interest expenses of approximately $1,620,854.

The expenses for the three months ended June 30, 2005 consisted primarily of general and administrative expenses of approximately $46,575 and interest expense of approximately $6,578. The costs and expenses for the three months ended June 30, 2004 totaled approximately $1,620,500 which consisted of general and administrative expenses of approximately $1,619,000 and interest expense of approximately $1,500. The net loss per share for the three month periods ended June 30, 2005 and 2004 were ($0.00) and ($0.08), respectively.

The Company's net loss from continuing operations before income taxes for the six months ended June 30, 2005 was ($135,257) compared to a net loss of ($3,630,346) for the six months ended June 30, 2004. The net loss per share for the six month period ended June 30, 2005 and 2004 were ($0.00) and ($0.22), respectively.

At June 30, 2005, shareholders' deficit totaled ($797,341).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had negative working capital of approximately $797,000. At June 30, 2005, the Company had current assets of approximately $238,000 which consisted of cash and securities. The current liabilities of the Company at June 30, 2005 were approximately $1,035,124 which consisted of approximately $579,000 in accounts payable and accrued expenses, approximately $315,000 in advances and approximately $140,000 in its margin account.

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

Date: August 12, 2004                /s/  Charles Smith
                                     Name:  Charles Smith
                                     Title: President and Principal Accounting
                                     Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Partners, Inc. on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

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


Dated: August 12, 2004