Form 10KSB
period 2005-12-31
CROWN PARTNERS INC
filed 2006-05-19
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

                   27430 Riverside Lane, Valencia CA 91354
                   ---------------------------------------
              (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (661) 287-3772
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2005 was 19,582,293. The aggregate number of shares of the voting stock held by non-affiliates was 10,178,842. The market value of these shares, computed by reference to the market closing price on May 16, 2006 was $1,323,250. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

A) General

Crown Partners, Inc. (the "Company"), formerly known as "Stein's Holdings, Inc." has been involved in several different businesses. At present, it has three subsidiaries for which it is seeking suitable merger candidates.

B) Narrative Description of Business

The Company has three subsidiaries of which it is the majority shareholder:
Micro Bio-Medical Waste Systems, Inc. ("MBWS"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH").

The Company owns 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MSWS". MBWS is currently seeking acquisition or merger candidates. In November, 2003, MBWS entered into an agreement with the Company to purchase the Company's wholly owned subsidiary, Sanitec Services Ltd., a Hawaii corporation. MBWS was not been able to pay the sum due to the Company although it did pay a non-refundable deposit of $45,520 to the Company, part of which was advanced to SSH for its operations and the balance of which the Company advanced to MBWS to fund its operations. The proposed transaction with SSH has been terminated due to MBWS inability to raise the funds necessary to complete this transaction and SSH's subsequent ceasing of its operations. At the present time, MBWS is seeking suitable acquisition candidates. Crown continues to advance funds to MBWS to pay MBWS's expenses. The Company anticipates that it will be repaid these advances and loans at the time that MBWS acquires an operating business. At the end of the year, MBWS owed a total of approximately $90,000 to the Company.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. In 2005, the Company received an investment of $15,000 from an investor to defray the costs of bringing USV current in its financial statements and other expenses so that the Company might locate a suitable acquisition candidate for it. In return, the Company agreed to issue 150,000 shares of its common stock to the shareholder. At the end of the year, the Company reflected this liability as stock payable in the amount of $15,000. The shares were issued in May, 2006.

At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities. In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised in order to pay past and present obligations of SSH during the year ended December 31, 2005. The operations of SSH ceased in May, 2005 when SSH was evicted from its plant in Hawaii.

In July, 2005, the Company sold its interest in National Healthcare Technology, Inc. ("NHT") for $500,000, which the Company received in two installments during 2005. The Company assumed all outstanding indebtedness of National Healthcare which included accounts payable of approximately $58,000 and the officers and directors of NHT, who were also the officers and directors of the Company, resigned. In addition, the Company received 905,438 restricted shares of National Healthcare's common stock as part of this transaction.

During 2005, the Company issued 120,000 shares of its common stock to an unrelated third party as part of its satisfaction of a debt of $25,000 owed to this party. The Company paid $13,000 and issued the shares as satisfaction of this debt. If the party cannot sell the shares for at least $12,000 in one year's time, the Company will issue additional shares to this creditor at that time. The Company recognized a loss of $16,800 on this transaction. In addition, the Company repaid a note payable of $75,000 owed by its subsidiary, SSH, during 2005 with the proceeds received from the NHT transaction.

During 2005, the Company also reached an agreement with an officer and director of the Company, Steven Onoue, to issue him 1,855,690 shares of the Company's common stock in satisfaction of advances of approximately $185,569 made by him by SSH. These shares were issued in April, 2006.


Employees

As of December 31, 2005, the Company had no employees.

Item 2. Properties.

The Company is currently provided office space by its attorney at no charge for the present time. The Company anticipates that this space is adequate for the present time.

Item 3. Legal Proceedings.

There are presently no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM," since April, 1999, under the symbol "SNHS" and since January, 2002, under the symbol "CRWP". The following table reflects the high and low quarterly bid prices for 2005. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period                     High Bid                  Low Bid
-------------------------------------------------------------------------------
1st Qtr 2005                .099                     .015
2nd Qtr 2005                .07                      .014
3rd Qtr 2005                .18                      .065
4th Qtr 2005                .14                      .08


As of December 31, 2005, the Company had 19,582,293 shares of its common stock issued and outstanding, of which 10,178,842 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 beneficial shareholders as of April 4, 2006.

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

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive. The Company appointed new management after its initial acquisition and rented office space. In 1999, the Company loaned $37,500 to a bakery, whose sole officer and director was Randy Sutton, former President of the Company. The bakery failed to repay the loan when due in September, 2000 and subsequently filed bankruptcy. In addition, the Company's subsidiary, 20/20 Networks which is now known as Micro Bio-Medical Waste Systems, Inc. ("MBWS"), loaned $195,000 to Stein's Cake Box ("Cake Box"), a Nevada corporation which was formed by MBWS to acquire certain contracts owned by the bakery noted above. That loan has also not been paid and has been written off. In early 2003, the Company, through its subsidiary SSH, began limited operations in Hawaii, which ceased in May, 2005 when SSH was evicted from its leased premises. In July, 2005, the Company sold its approximate 29% interest in National Healthcare Technology, Inc. ("NHT") for $500,000. The Company assumed the outstanding liabilities of NHT totaling approximately $58,000 and NHT's officers and directors, who were also officers and directors of the Company, resigned. In addition, the Company retained 22,800 shares of NHT common stock it had previously been issued by NHT and was issued an additional 905,438 shares of NHT restricted stock. All of the NHT shares were restricted securities as of December 31, 2005.

During 2005, the Company negotiated the satisfaction of certain advances totaling approximately $185,000, made by Steven Onoue, officer and director of the Company as well as president of SSH, to SSH, for the issuance of approximately 1,855,690 shares of the Company's common stock, issued at a price of $.10 per share. The shares were issued in April, 2006.

During 2005, the Company received an investment of $15,000 for use in bringing its subsidiary, USI, current. The Company agreed to issue 150,000 shares of its common stock to the investor. At year end, this transaction is shown on the financial statements as a stock payable liability of $15,000. The shares were issued in May,2005.

In 2004, the Company received a non-refundable deposit from a third party of $45,520 toward the purchase of SSH and had recorded a liability on its books for this amount. During 2005, the Company recorded this amount as income from the gain on the settlement of liabilities as a result of SSH ceasing operations and the purchase being terminated.

Also in 2005, the Company realized a $30,000 gain from the settlement of a debt of $90,000 which has been settled through the issuance of stock and payment of cash.

The Company also reduced its debt by $100,000 in 2005 through the payment of cash and issuance of stock to certain debtors of the Company.

In August, 2005, the Company approved the Non-Employee Directors, Advisors and Consultants Retainer Stock Plan for 2005. The Plan reserves 2,000,000 shares of the Company's common stock for issuance to non-employees, advisors and consultants. The Company registered the stock under the Plan in August, 2005 but no shares had been issued as of December 31, 2005.

For the year ended December 31, 2005, the Company realized net income of $241,317 based upon $36,982 in sales, $440,866 gain on sales of equity investment, net gain on settlement of liabilities of $91,370, gain on the sale of securities of $14,330, $1,275 in interest income, general and administrative expenses of $322,339, interest expense of $20,994 and unrealized loss on securities of approximately $173. For the year ended December 31, 2004, the Company realized a net loss of $3,810,724 on revenues of $85,120 and general and administrative expenses of approximately $3,895,844. The difference in expenses from 2004 to 2005 is because in 2004 the Company utilized the services of consultants who were issued stock as compensation and the Company used fewer consultants in 2005. The consultants utilized by the Company in 2005 were paid primarily with cash and not stock. The net profit (loss) per share for the years ended December 31, 2005 and 2004 was $.01 and ($.21), respectively.

The expenses for the year ended December 31, 2005 consisted primarily of general and administrative expenses of approximately $322,000 and interest expense of approximately $21,000. The expenses for the year ended December 31, 2004 totaled approximately $3,764,406 which consisted of general and administrative expenses of $3,764,406, realized loss on securities of $107,192 and interest expense of $24,246. The use of consultants in 2004 resulted in the 2004 expenses being much higher than those in 2005.

At December 31, 2005, shareholder's (deficit) totaled ($8,182,412) compared to shareholder's deficit of ($8,423,729) at December 31, 2004. This decrease in shareholder's deficit is due primarily to the Company's gain on the sale of its interest in NHT which resulted in the Company having more assets at year end as well as allowing the Company to pay some of its outstanding obligations during 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had negative working capital of approximately ($361,000). The Company's assets for that period were approximately $410,000, consisting of cash of $342,000 and marketable securities of approximately $68,000. The Company's current liabilities were approximately $771,000 which was comprised of accounts payable and accrued expenses of approximately $551,000, stock payable to a third party of $15,000 and advances of approximately $205,000. At December 31, 2004, the Company had current assets of approximately $212,000 which consisted of property and equipment and cash of $186,000. The current liabilities of the Company at December 31, 2004 were approximately $874,000 which consisted of approximately $516,000 in trade accounts payable and advances of approximately $358,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to the present and ongoing instability in the financial markets, the Company experienced substantial losses in its trading activities in prior years. The Company continues to seek business opportunities for itself and its subsidiaries that will allow it and them to generate revenues to fund all their operations but has no suitable candidates under review at the present time. The Company, through its subsidiary, SSH, began generating revenues during 2003 which were not enough to fund and support its Hawaiian operations in the short term and resulted in the Company ceasing its Hawaii operations when the landlord evicted SSH for failing to pay its rent.

The Company will continue to seek suitable merger candidates for its other subsidiaries which should also result in revenues for the Company if mergers are consummated.

The Company does not have adequate working capital for its current operations and will need additional working capital in 2006.

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

The Company's balance sheet as of December 31, 2005 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Item 7.     Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 8A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls. This evaluation was performed under the supervision and with the participation of management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Disclosure controls are controls and procedures (as defined in the Exchange Act Rule 13d-15(e) and 15d-15(e)) designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

      The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 31, 2005 were not effective.

Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's financial transactions;

      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our revenues and expenditures are being made only in accordance with authorizations of our management and directors; and

      o Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or "COSO". Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. An internal control material weakness (as such term is defined under Public Company Accounting Oversight Board Standard No. 2) is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Based on management's assessment of internal control over financial reporting as of December 31, 2005, we have identified and reported to our Board of Directors the following material weaknesses in internal control over financial reporting.

      In the area of accounts payable, we identified the following ineffective controls which we believe constitute a material weakness in the aggregate:

      o Inadequate control over recording expenses paid on behalf of the Company, and the recording of these expenses in the general ledger; and

      o Ineffective controls over the documentation, approval, testing and payment of expenses paid on behalf of the Company.

      This material weakness affects the ability to monitor payments of accounts payable, develop appropriate accruals and to report accounts payable in the accurately in the financial statements and resulted in an adjustment in the fourth quarter.

      As a result of the material weaknesses described in the preceding paragraphs, our management believes that as of December 31, 2005, our internal control over financial reporting was not effective based on the COSO criteria.

Management Remediation Plan
      Given the material weaknesses, management performed additional analysis and procedures to ensure that our consolidated financial statements are presented fairly in conformity with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-K herein fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. We have created and commenced implementing a remediation plan to address the aforementioned material weaknesses.
      Management believes that the aforementioned material weaknesses resulted primarily from issues associated with the significant increase in activity from 2004 to 2005 and the integration of the information into its accounting records.
      With respect to our remediation plans, we believe that the actions noted below will remedy our material weaknesses.

      Accounts Payable

      We are in the process of instituting procedures to require all expenses to be paid by the Company. Any funds needed by the Company to pay accounts payable will be advanced to the Company, recorded as a loan or other liability, and the payables paid out of the accounts of the Company. This will provide all information to be properly accounted for in the general ledger, in the correct amounts and in the proper period.

Inherent Limitations on Control Systems

      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under "Management Remediation Plan" describes a number of changes we have initiated since December 31, 2005, as well as other changes that we plan to implement in 2006, that we believe will significantly improve our internal control over financial reporting.

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

Mr. Onoue is an officer and director of Micro Bio-Medical Waste Systems, Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "MBWS."

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

Item 10.    Executive Compensation.

During fiscal 2005, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company except for Steven Onoue. Mr. Onoue's compensation was not paid but accrued as a liability and is included in the advances he made to SSH which were satisfied through the issuance of the Company's common stock in 2006. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

In August, 2005, the Company approved the Non-Employee Directors, Advisors and Consultants Retainer Stock Plan for 2005. The Plan reserves 2,000,000 shares of the Company's common stock for issuance to non-employees, advisors and consultants. The Company registered the stock under the Plan in August, 2005 but no shares had been issued as of December 31, 2005.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

There were 19,582,293 shares of the Company's common stock issued and outstanding on December 31, 2005. No preferred shares were issued and outstanding at December 31, 2005. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                                                            Amount
Name and Address of                                   of Common Shares
Beneficial Owner                                       Currently Owned   Percent
-------------------------                             ----------------   -------
Charles Smith (1)                                                    0      0.00
20700 Ventura Blvd. #227
Woodland Hills CA 9136

Tisa Capital Corp.                                           5,670,116     28.96
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Dr. Sadegh Salmassi (1)                                        156,350      0.80
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Steven Onoue (1)(2)                                            307,500      1.57
20700 Ventura Blvd. #227
Woodland Hills CA 91364

Phoenix Consulting Services                                  3,733,334     19.06
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers                                     463,850      2.37
as a group (3)
--------------
(1) Denotes officer and/or director.
(2)Does not include the 1,855,690 shares that the Company agreed to issue to Mr. Onoue in 2005 which shares were issued in April, 2006.

Changes in Control. There are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12.    Certain Relationships and Related Transactions.

The Company presently leases no office space of its own but shares office space with its attorney at no cost to it. The Company anticipates that this space is sufficient for the near future.

During the year ended December 31, 2005, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

The Company entered into an agreement with an investor to invest $15,000 to the Company to be used to bring USI's audits current so that USI can seek a merger acquisition. The Company received $10,000 and the balance of $5,000 was paid to USI's attorney for legal fees. As part of the agreement, the Company agreed to issue 150,000 shares of the Company's common stock, in restricted form, to the investor. The Company issued the shares in May, 2006.

When the Company sold its interest in NHT, it assumed NHT's outstanding accounts payable as of the date of the transaction. At that time, the accounts payable were approximately $59,000. As of December 31, 2005, that amount had been reduced to $40,838.

In 2004, the Company issued 75,000 shares of its common stock and paid the sum of $30,000 to settle a debt which was in the original amount of $93,750 and incurred in 2001. The Company had originally pledged shares of MBWS as security for the loan and the sale of the MBWS shares was not enough to repay the loan so the Company was sued on the obligation which was settled as described above. In 2005, the Company recognized a $30,000 gain on settlement of this liability.

The Company reached an agreement with Steven Onoue, an officer and director, to settle obligations owed to him by SSH through the issuance of stock of the Company. Per the terms of the agreement the Company's recorded obligations to Mr. Onoue were reduced from $207,051 to $185,569 which the parties agreed to settle for the issuance of 1,855,569 shares of the Company's common stock. The shares were issued in April, 2006. The Company recognized a gain on the settlement of the liabilities of $21,482


In 2004, the Company received a non-refundable deposit of $45,520 from its subsidiary, Micro Bio-Medical Waste Systems, Inc. ("MBWS") in connection with MBWS proposed acquisition of Sanitec Services of Hawaii, Inc. ("SSH") and recorded this liability on its books. Due to the cessation of SSH operations in May, 2005, the Company recorded income of $45,520 from this transaction and extinguished this liability.


Item 13.    Exhibits and Reports on Form 8-K.

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated April 28, 2006
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2005.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2006                        CROWN PARTNERS, INC.


                                    /s/ Charles Smith
                                    Charles Smith, CEO, CFO, Director

May 18, 2006                        /s/ Dr. Sadegh Salmassi
                                    Dr. Sadegh Salmassi, Director


May 18, 2006                        /s/ Steven Onoue
                                    Steven Onoue, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Partners, Inc.
Valencia, California

We have audited the accompanying consolidated balance sheet of Crown Partners, Inc. as of December 31, 2005, and the consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partners, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Crown has an accumulated deficit at December 31, 2005 of $8,182,412 and at December 31, 2005 has a working capital deficit of $360,956. Crown will require additional working capital to develop its business until Crown either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Crown's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

April 28, 2006

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005


                             ASSETS

Current assets
  Cash                                                              $   341,833
  Marketable equity securities
                                                                         68,480
                                                                    -----------
    Total current assets                                                410,313

                                                                    -----------
Total Assets                                                        $   410,313
                                                                    ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   550,700
  Stock payable
                                                                         15,000
  Advances - related party
                                                                        185,569
  Advances - other                                                       20,000
                                                                    -----------
    Total current liabilities                                           771,269
                                                                    -----------

Commitments

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                           --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,582,293 shares issued and outstanding                 19,582
Additional paid in capital                                            7,801,874
Accumulated deficit                                                  (8,182,412)
                                                                    -----------
  Total Stockholders' Deficit                                          (360,956)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   410,313
                                                                    ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2005 and 2004


                                                         2005           2004

Revenue:
  Sales                                             $     36,982   $     85,120
  Gain on sale of securities                              14,330           --
                                                    ------------   ------------
  Total Revenue                                           51,312         85,120

Operating Expenses:
  General and administrative                             322,339      3,764,406
  Unrealized loss on securities
                                                             173           --
  Loss on sale of securities                                --          107,195
                                                    ------------   ------------
Total Expenses                                           322,512      3,871,601
                                                    ------------   ------------

Net loss from operations                                (271,200)    (3,786,481)

Other income (expense):
  Interest Income                                          1,275           --
  Interest expense                                       (20,994)       (24,246)
  Gain on sale of equity investment                      440,866           --
  Net gain on settlement of liabilities                   91,370           --
                                                    ------------   ------------
Total other income (expense)                             512,517        (24,246)

                                                    ------------   ------------
Net Income (loss)                                   $    241,317   $ (3,810,724)
                                                    ============   ============

Net income (loss) per share:
  Net income (loss) basic and diluted               $       0.01   $      (0.21)
                                                    ============   ============


Weighted average shares outstanding:
  Basic and diluted                                   19,507,663     18,000,872
                                                    ============   ============


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          Years ended December 31, 2005

                                     Common stock        Additional
                               ------------------------    paid in     Accumulated
                                  Shares      Amount       capital      deficit        Total
                               -----------  -----------  -----------  -----------   -----------
Balance,
  December 31, 2003              8,807,293  $     8,807  $ 3,854,212  $(4,613,005)  $  (749,986)

Issuance of common
  stock for debt                    75,000           75       17,175         --          17,250

Issuance of common
  stock for cash                 3,800,000        3,800      376,200         --         380,000
Issuance of common
  stock for services             6,780,000        6,780    3,494,596         --       3,501,376


Net loss                              --           --           --     (3,810,724)   (3,810,724)
                               -----------  -----------  -----------  -----------   -----------

Balance,
  December 31, 2004             19,462,293       19,462    7,742,183   (8,423,729)     (662,084)

Issuance of common
  stock for debt                   120,000          120       16,680         --          16,800
Reclassification of
  prior year imputed interest                                 24,247                     24,247
Current year imputed
  Interest                                                    18,764                     18,764

Net Income                            --           --           --        241,317       241,317
                               -----------  -----------  -----------  -----------   -----------


Balance,
  December 31, 2005             19,582,293  $    19,582  $ 7,801,874  $(8,182,412)  $  (360,956)
                               ===========  ===========  ===========  ===========   ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2005 and 2004

                                                          2005          2004
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $    241,317   $ (3,810,724)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                          8,852         20,950
    Write-off due to loss of equipment                    17,393           --
    Unrealized loss on securities                            173           --
    Realized loss (gain) on marketable securities        (14,330)       108,424
    Imputed interest                                      18,764           --
    Common stock for services                               --        3,501,376
    Net (gain) on settlement of liabilities              (91,370)       (19,206)
Changes in certain assets and liabilities:
  Increase  in accounts payable and accrued              113,162         17,647
  Purchases of marketable equity securities          (21,828,907)      (570,402)
  Proceeds from sale of marketable equity
    securities                                        21,774,584        461,978
  (Decrease) in related party accounts payable              --          (19,295)
                                                    ------------   ------------
CASH FLOWS USED IN OPERATING ACTIVITIES                  239,638       (309,252)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      --           (2,354)
                                                    ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES                     --           (2,354)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from advances                              16,181        161,397
  Payments on advances                                  (100,000)       (44,279)
  Proceeds from sale of stock                               --          380,000
                                                    ------------   ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
                                                         (83,819)       497,118
                                                    ------------   ------------

NET INCREASE IN CASH                                     155,819        185,512
Cash, beginning of period                                186,014            502
                                                    ------------   ------------
Cash, end of period                                 $    341,833        186,014
                                                    ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $       --     $       --
  Income taxes paid                                 $       --     $       --

NONCASH TRANSACTION:
  Common stock issued for debt                            16,800           --
  Reclass of imputed interest from accounts
    payable to additional paid in capital                 24,247           --



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Crown Partners, Inc., a Nevada corporation, was incorporated on November 3, 1986. Crown Partners, Inc. ("Crown") has three subsidiaries of which it is the majority shareholder: Micro Bio-Medical Waste Systems, Inc. ("MBWS") in which Crown owns 80% : Universal Services & Acquisitions, Inc. ("USV") in which Crown owns 90%, and Sanitec Services of Hawaii, Inc. ("SSH")in which Crown owns 100%. USV is an inactive company and MBWS has limited activity. SSH, which was in the business of disposing of medical waste products, ceased operations in May 2005.

At December 31, 2005 Crown Partners, Inc.'s main activities and sources of revenue are derived from daily trading in the stock markets.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The December 31, 2005 consolidated financial statements include the accounts of Crown Partners, Inc and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Crown considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Equity Securities

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities classified as trading securities are recorded at fair value with unrealized gains and losses included in income. Gains (losses) on the sale of securities are computed based on the average cost method. The fair value of substantially all securities is determined by quoted market prices. Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income.


Concentrations of Credit Risk

Crown maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2005, Crown's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low. No losses have incurred to date.

Crown holds marketable equity securities in companies whose share value fluctuates on a daily basis. The risk of fluctuations in value is based on the market and such risk cannot be quantified.

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

Crown depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

      Medical equipment - 5 years
      Computer hardware - 5 years
      Computer software - 3 years

Revenue Recognition

Revenue earned from trading securities which is recognized on the day of the trade - trade date basis.

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. These criteria are generally met at the time product delivery is complete or services are performed.

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

Earnings (loss) per Share

Crown calculates earnings per share in accordance with Statement of Accounting Standards No. 128, ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted-average number of common stock outstanding and diluted earnings per share is computed using the weighted-average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "Treasury Stock" method. Crown had no option or warrants outstanding at December 31, 2005 and 2004.


Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS
123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. Crown intends to adopt the provisions of SFAS 123R in the first quarter of calendar 2006. At December 31, 2005 there were no options granted under Crowns stock option plan. Until such time as options are granted there will be no impact on the financial statements of Crown, as a result of the adoption of SFAS 123R.


NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

At December 31, 2005, Crown had an accumulated deficit of $8,182,412 and a working capital deficit of $360,956. Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of April 28, 2006, no acquisition or merger agreements have been closed.

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


NOTE 4 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Crown's financial instruments consist of cash and marketable equity securities. Crown estimates that the fair value of all financial instruments at December 31, 2005, as defined in SFAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by Crown using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that Crown could realize in a current market exchange.

NOTE 5 - MARKETABLE SECURITIES

Investments in trading securities at December 31, 2005 were as follows:


                                        Equity
                                      Securities
                                      ----------

               Cost                   $  68,653
               Less unrealized loss        (173)
                                      ---------
               Recorded fair value       68,480


At December 31, 2005, the company had no investments classified as available-for-sale or held to maturity.


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005:

                                             2005
                                         ------------
   Medical waste equipment               $    424,107
   Computer equipment                          37,491
                                         ------------
                                              461,598
   Less accumulated depreciation              461,598
                                         ------------
                                         $          -
                                         ============

The depreciation expense for the years ended December 31, 2005 and 2004 was $8,852 and $20,950, respectively.

During 2005, Crown was locked out of the leased facilities where it held the equipment. As a result Crown wrote-down the equipment to zero to reflect the uncertainty regarding future recovery of the equipment. The amount of the write down was $17,393.

NOTE 7 - STOCK PAYABLE

In 2005 Crown received $15,000 from a third party in exchange for 150,000 shares of common stock. The stock had not been issued as of December 31, 2005 and the $15,000 is reflected on the balance sheet as "Stock Payable".

NOTE 8 - ADVANCES

Related Party

Crown has received advances from an officer and director of the company from time to time. During the year ended December 31, 2005 the net advances were $16,181 and the balance of the advance was $185,569 at December 31, 2005. Crown has imputed interest on the advance at an annual rate of 8% during the years ended December 31, 2005 and 2004. In 2005 Crown reached a settlement on repayment of the principal portion of the advance (see Note 9).


Third Parties

Crown has received advances from third parties from time to time. At December 31, 2005 advances from third parties were $20,000. Crown imputed interest on these advances at an annual rate of 8% during the years ended December 31, 2005 and 2004.

Total imputed interest on the related party and third party advances for 2005 and 2004 was $18,764 and $24,247, respectively.



NOTE 9 - SETTLEMENT OF LIABILITIES

In 2005 Crown reached an agreement with one of its officers and directors whereby the payable to him for $185,569 will be settled by the issuance of 1,855,690 shares of common stock. These shares of common stock were issued in April of 2006.

During 2005 Crown returned $32,650 of equipment at cost to the vendor to settle a payable for the same amount. The equipment had been fully depreciated resulting in a gain on the settlement of $32,650.

In a prior year Crown received $45,520 as a non-refundable deposit from a third party toward the purchase of it's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. and recorded it as a liability. During 2005 Sanitec Services of Hawaii, Inc. ceased operations and the purchase was terminated. As a result the deposit was taken into income and is included in gain on settlement of liabilities.

Crown settled a $90,000 advance from a third party by paying $60,000 in cash, and recognized a $30,000 gain on the settlement of the liability.

During 2005 Crown settled $12,000 of advances from a third party by issuing 120,000 shares of common stock. The market value of the common stock at the date the shares of common stock was issued was $16,800 resulting in a loss of $4,800. Per the terms of the settlement agreement Crown has to issue additional shares of stock if the proceeds recognized by the third party are less than $12,000. Because of the uncertainty of the recognition of the $12,000 from the sale of the common stock Crown has accrued a $12,000 which has been recorded against the net gain on settlement of liabilities.

NOTE 10 - SHAREHOLDER'S EQUITY

Crown is authorized to issue up to 10,000,000 shares of Preferred Stock, par value $10.00 per share. At December 31, 2005 and 2004 there were no preferred shares issued and outstanding.

Crown is authorized to issue up to 50,000,000 shares of Common Stock, par value $0.001 per share. There were 19,582,293 and 19,462,293 shares outstanding at December 31, 2005 and 2004 respectively.

In 2005 and 2004 Crown issued 120,000 of its common stock in exchange for debt of $12,000 and 75,000 of shares of common stock in exchange for debt of $17,250.

In 2004 Crown issued 3,800,000 shares of common stock for $380,000 and 6,780,000 shares of common stock for services which were valued at $3,501,376.

In 2005, in conjunction with the settlement of a liability to an officer and director Crown reclassified $24,247 of imputed interest previously recorded as a liability to additional paid in capital. Imputed interest for 2005 of $18,764 was recorded to additional paid in capital for 2005.

NOTE 11 - INCOME TAXES

For the years ended December 31, 2005 and 2004, Crown had no tax expense and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward, which is subject to certain limitations, is approximately $6,060,843 at December 31, 2005 and will expire in the years 2012 through 2024.

The (provision) benefit for federal income tax at the statutory rate of 34% consists of the following for the years ended December 31:

                                                          2005          2004
                                                      -----------   -----------
Current (provision) benefit                           $   (82,000)  $ 1,261,000
Utilization of NOL carry forward                           82,000          --

Less: Valuation allowance                                    --      (1,261,000)
                                                      -----------   -----------
Net (provision) benefit                               $      --     $      --
                                                      ===========   ===========

Deferred income taxes consist of the following at December 31:

                                                          2005          2004
                                                      -----------   -----------
Deferred tax benefit                                  $ 2,061,000   $ 2,143,000
Less: Valuation allowance                              (2,061,000)   (2,143,000)
                                                      -----------   -----------
Net deferred tax benefit                              $      --     $      --
                                                      ===========   ===========


NOTE 12 - COMMITMENTS

Crown shares office space with its attorney in California at no charge. The lease for the building in Hawaii expired in April 2005 and was not renewed. The rent expense for the years ended December 31, 2005 and 2004 was $48,823 and $103,729 respectively.


NOTE 13 - STOCK BASED COMPENSATION

Crown approved the creation of a new Non-Employee Directors, Advisors and Consultants Stock Compensation Plan. The plan is effective August 1, 2005 with 2,000,000 shares allocated to the plan. The Company registered these shares in August, 2005. No shares were issued as of December 31, 2005.


NOTE 14 - SALE OF EQUITY INVESTMENT

In July, 2005, the Crown sold its approximate 29% interest (unrestricted common stock) in National Healthcare Technology, Inc. to an unrelated party for $500,000 cash and assumed third party liabilities of National Healthcare Technologies of $57,894. Costs associated with the transaction were $1,240. Crown had written off its investment in National Healthcare Technologies, Inc. in prior years, resulting in a gain from the sale of $440,866. In addition, Crown retained 22,800 shares of common stock in National Healthcare Technologies, Inc. common stock it had been previously issued and received an additional 905,438 shares of National Healthcare Technology, Inc. common stock. All the shares of common stock owned by Crown were restricted as of December 31, 2005.