Form 10QSB
period 2006-03-31
CROWN PARTNERS INC
filed 2006-05-26
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 Yes |X| No |_|

As of March 31, 2006 there were 19,582,293 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                              $   764,144
  Marketable equity securities                                           68,400
                                                                    -----------
    Total current assets                                                832,544

 Total Assets                                                       $   832,544
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   562,778
  Short sale of stock at fair market value                              406,339
  Stock payable                                                          15,000
  Advances - shareholder                                                185,569
  Advances - other                                                       20,000
                                                                    -----------
    Total current liabilities                                         1,189,686
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
 Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
 Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,582,293 shares issued and outstanding                 19,582
 Additional paid in capital                                           7,801,874
 Accumulated deficit                                                 (8,178,598)
                                                                    -----------
  Total Stockholders' Deficit                                          (357,142)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   832,544
                                                                    ===========


                 See Notes to Consolidated Financial Statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                 2006                2005
                                                             ------------       ------------
Revenues
  Sales                                                      $       --         $     18,851
  Realized gain on sale of marketable equity securities            16,648                 --
  Unrealized gains on marketable securities                        33,915                 --
                                                             ------------       ------------
Total revenues                                                     50,563             18,851

Operating Expenses:
  General and administrative                                       46,769            126,408
                                                             ------------       ------------

Income (loss) from operations                                       3,794           (107,557)

Other income (expense)
  Interest income                                                   1,329                 --
  Interest expense                                                 (6,578)            (1,309)
                                                             ------------       ------------
Total other income (expense)                                           20             (6,578)
                                                             ------------       ------------

Net income (loss)                                            $      3,814       $   (114,135)
                                                             ============       ============

Net loss per share:
  Net loss basic and diluted                                 $       0.00       $      (0.01)
                                                             ============       ============

Weighted average shares outstanding:
  Basic and diluted                                            19,582,293         19,462,293
                                                             ============       ============


                 See Notes to Consolidated Financial Statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                 2006             2005
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $     3,814       $  (114,135)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                     --            26,245
    Unrealized gain on marketable equity securities              (33,915)               --
    Realized gain on marketable equity securities                (16,648)               --

Changes in certain assets and liabilities:
  Increase  in accounts payable and accrued liabilities           12,078            48,373
  Purchases of marketable equity securities                   (8,083,537)               --
  Proceeds from sale of marketable equity securities           8,540,519                --
 Increase (decrease) in related party accounts payable                --            17,271
                                                             -----------       -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
                                                                 422,311           (22,246)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                                            --           (30,000)
                                                             -----------       -----------
CASH FLOWS USED IN FINANCING  ACTIVITIES                              --           (30,000)

NET INCREASE IN CASH                                             422,311           (52,246)
Cash, beginning of period                                        341,833           186,014
                                                             -----------       -----------
Cash, end of period                                          $   764,144           133,768
                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                              $        --       $        --
  Income taxes paid                                          $        --       $        --


                 See Notes to Consolidated Financial Statements

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Marketable Equity Securities

The Company applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), regarding marketable securities. The Company invests in securities that are intended to be bought and held principally for the purpose of selling them in the near term, and as a result, classifies such investments as trading securities. Trading securities are recorded at fair value on the balance sheet with changes in fair value being reflected as unrealized gains or losses in the current period. In addition, and in accordance with the provisions of SFAS 115, the Company also classifies the cash flows from purchases, sales, and maturities of trading securities as cash flows from operating activities. The Company determines the amount of realized and unrealized gain and losses attributable to specific investments utilizing the specific identification methodology. Short sales of marketable equity securities are recorded at fair market value and reflected as current liabilities on the balance sheet.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

At March 31, 2006, Crown had an accumulated deficit of $8,178,598 and a working capital deficit of $357142. Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of May 24, 2006, no acquisition or merger agreements have been closed.

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

NOTE 4 - ADVANCES - SHAREHOLDER

In 2005 Crown reached an agreement with one of its officers and directors whereby the payable to him for $185,569 will be settled by the issuance of 1,855,690 shares of common stock. These shares of common stock were issued in April of 2006.

NOTE 5 - STOCK PAYABLE

In 2005 Crown received $15,000 from a third party in exchange for 150,000 shares of common stock. The stock had not been issued as of March 31, 2006 and the $15,000 is reflected on the balance sheet as "Stock Payable". The shares of common stock were issued in May 2006.

NOTE 6 - INCOME TAXES

For the three months ended March 31, 2006 and 2005, Crown had no tax expense and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward, which is subject to certain limitations, is approximately $6,057,029 at March 31, 2006 and will expire beginning in the year 2012.

The (provision) benefit for federal income tax at the statutory rate of 34% consists of the following for the three months ended March 31:

                                                      2006               2005
                                                    --------           --------
Current (provision) benefit                         $ (1,297)          $ 38,806
Utilization of NOL carry forward                       1,297
Less: Valuation allowance                                 --            (38,806)
                                                    --------           --------
Net (provision) benefit                             $     --           $     --
                                                    ========           ========

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

In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. In May, 2005, SSH was evicted from its premises in Honolulu by the landlord and has ceased operations. The Company agreed in 2005 to repay advances of approximately $186,000 made by Steven Onoue, the president of SSH to SSH, through the issuance of the Company's common stock. In April, 2006, the Company issued 1,855,690 shares of its common stock to Mr. Onoue in satisfaction of this liability.

The Company has two additional subsidiaries of which it is the majority shareholder: Micro Bio-Medical Waste Systems, Inc. ("MBWS") and Universal Services & Acquisitions, Inc. ("USV"), which it acquired in October, 2000.

The Company owns 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MBWS." MBWS is seeking suitable acquisitions to merge with so as to build an operating company. MBWS presently owes approximately $92,000 to the Company. The Company anticipates that it will continue to advance monies to MBWS as long as the Company is able to. The Company anticipates that in the event that MBWS acquires a company, the Company will then be repaid although there can be no assurances of this.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. The Company continues to advance monies on USV's behalf as well and anticipates being repaid when USV acquires a company. The Company received $15,000 from an investor in 2005 to be used for USV's expenses. The Company issued 150,000 shares of its common stock to the investor in May, 2006.

Employees

As of March 31, 2006, the Company had no employees.

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

For the three months ended March 31, 2006, the Company realized a net income of $3,814 from a gain on the sale of marketable equitable securities of $16,648, interest income of $1,329 and unrealized gains on its marketable equity securities of $33,915 with general and administrative expenses of $46,769 and interest expense of $1,309. For the three months ended March 31, 2005, the Company realized a loss of $114,135 on revenues of $18,851 and general and administrative expenses of $126,408 and interest expense of $6,578.

The Company's net income before income taxes for the three months ended March 31, 2006 was $3,814 compared to a net (loss) of ($114,135) for the three months ended March 31, 2005. The net income (loss) per share for the periods ended March 31, 2006 and 2005 were nil and ($0.01), respectively.

At March 31, 2006, shareholders' deficit totaled approximately $357,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had a working capital deficit of approximately $357,000. At March 31, 2006, the Company had current assets of approximately $833,000 which consisted of cash of approximately $764,000 and marketable equity securities of approximately $69,000. The current liabilities of the Company at March 31, 2006 were approximately $1,190,000 which consisted of approximately $563,000 in trade accounts payable, short stock liability of approximately $406,000, advances from shareholders of approximately $186,000, stock payable of $15,000 and an advance of $20,000.

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

The Company's balance sheet as of March 31, 2006 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Charles Smith, CEO and CFO of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Smith concluded that, as of the evaluation date, (i) there were significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) that corrective actions were required to be taken. The Company has begun to implement these corrective actions as follows:

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

      Accounts Payable

      We have instituted procedures to require all expenses to be paid by the Company. Any funds needed by the Company to pay accounts payable will be advanced to the Company, recorded as a loan or other liability, and the payables paid out of the accounts of the Company. This will provide all information to be properly accounted for in the general ledger, in the correct amounts and in the proper period.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2006.

(b) Exhibits

None


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


CROWN PARTNERS, INC.


By  /s/ Charles Smith
--------------------------
Charles Smith, CEO, CFO

Date: May 19, 2006