Form 10QSB
period 2006-06-30
CROWN PARTNERS INC
filed 2006-08-21
CIK 811036

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

  [_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                       Commission File Number 33-11986-LA

                              CROWN PARTNERS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       91-2008803
              ------                                       ----------
   (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

                     27430 Riverside Lane, Valencia CA 91354
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (661) 287-3772
                                 --------------
                           (Issuer's telephone number)

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

                                 Yes [X] No [_]

As of June 30, 2006 there were 23,587,983 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    ASSETS                                June 30,       December 31,
                                                                           2006             2005
                                                                        -----------      -----------
Current assets
  Cash                                                                  $       455      $   341,833
  Marketable securities                                                     773,965           68,480
                                                                        -----------      -----------

Total Assets                                                            $   774,420      $   410,313
                                                                        ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                                 $   407,411      $   550,700
  Stock payable                                                                  --           15,000
  Advances - related party                                                       --          185,569
  Advances - other                                                               --           20,000
  Margin trading account                                                    468,293               --
                                                                        -----------      -----------
    Total current liabilities                                               875,704          771,269
                                                                        -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                 --               --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 23,587,983 and 19,582,293 shares issued and
    outstanding, respectively                                                23,588           19,582
Additional paid in capital                                                8,440,108        7,801,874
Accumulated deficit                                                      (8,564,980)      (8,182,412)
                                                                        -----------      -----------
  Total Stockholders' Equity (Deficit)                                     (101,284)        (360,956)
                                                                        -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   774,420      $   410,313
                                                                        ===========      ===========

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                              Three Months Ended                    Six Months Ended
                                                    June 30,                           June 30,
                                             2006              2005              2006              2005
                                         ------------      ------------      ------------      ------------
Service Revenue                          $         --      $     17,330      $         --      $     36,181
Gain on Sale of Securities                      1,031                --            17,679                --

Costs and Expenses:
  General and administrative                   80,296            46,575           127,066           172,983
   Realized Loss on securities                     --             7,613                --             7,613

Operating loss                                (79,265)          (36,858)         (109,387)         (144,415)

  Interest income                               1,649               294             2,978               294
Interest expense                                 (464)           (6,578)           (1,773)          (13,156)

  Unrealized loss on securities              (148,301)          (10,630)         (114,386)          (10,630)
  Gain (Loss) on settlement of debt          (160,000)           32,650          (160,000)           32,650
                                         ------------      ------------      ------------      ------------

Net loss                                 $   (386,381)     $    (21,122)     $   (382,568)     $   (135,257)
                                         ============      ============      ============      ============

Net loss per share:
  Basic and diluted                      $      (0.02)     $      (0.00)     $      (0.02)     $      (0.01)
                                         ============      ============      ============      ============

Weighted average shares outstanding:
  Basic and diluted                        20,917,523        19,462,293        20,633,137        19,462,293
                                         ============      ============      ============      ============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                2006              2005
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (382,568)     $   (135,257)
Adjustments to reconcile net loss to cash used
  in operating activities:
    Depreciation and amortization                                    --            26,245
    (Gain) loss on settlement of debt                           160,000           (32,650)
    Realized (gain) loss on investments                         (17,679)            7,613
    Unrealized loss on investments                              114,386            10,630
Net change in:
  Accounts payable and accrued expenses                          73,732            58,841
  Accounts payable - related parties                                 --            36,521
  Margin account                                                468,293                --
  Purchases of marketable securities                        (19,761,740)         (255,843)
  Proceeds from sale of marketable securities                19,004,198           140,343
                                                           ------------      ------------

CASH FLOWS USED IN OPERATING ACTIVITIES                        (341,378)         (143,557)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on advances                                    --           (42,274)
                                                           ------------      ------------

NET CHANGE IN CASH                                             (341,378)         (185,831)
Cash, beginning of period                                       341,833           186,014
                                                           ------------      ------------
Cash, end of period                                        $        455      $        183
                                                           ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            $         --      $         --
  Income taxes paid                                                  --                --

NONCASH TRANSACTION:
Common stock issued for stock payable                            15,000                --
Common stock issued for debt                                    100,000                --
Common stock issued for Sanitec investment                      185,569                --
Common stock issued by subsidiary for debt cancelation          181,672                --

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Crown's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - ADVANCES - SHAREHOLDER

In April 2006, Crown issued 1,855,690 common shares to an officer as payment of $185,569 owed to him.

NOTE 3 - STOCK PAYABLE

In 2005, Crown sold 150,000 common shares for $15,000. The shares were issued in May 2006.

NOTE 4 - STOCK ISSUED IN EXCHANGE FOR SERVICES

During May 2006 Crown issued 2,000,000 shares worth $260,000 as payment for related party accounts payable of $100,000 which resulted in a loss on settlement of debt of $160,000.

NOTE 5 - COMMON STOCK ISSUED BY SUBSIDIARY

During May 2006, Crown's majority owned subsidiary, Micro Bio-Medical Waste Systems, Inc. issued 500,000 shares of Micro's common stock for accounts payable to a related party of $181,672. This is accounted for as a contribution to capital.

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

The Company owns approximately 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MBWM." MBWS is seeking suitable acquisitions to merge with so as to build an operating company. MBWS presently owes approximately $96,000 to the Company. The Company anticipates that it will continue to advance monies to MBWS as long as the Company is able to. The Company anticipates that in the event that MBWS acquires a company, the Company will then be repaid although there can be no assurances of this.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc., a Colorado corporation. USV is a dormant shell company. The Company continues to advance monies on USV's behalf as well and anticipates being repaid when USV acquires a company. The Company received $15,000 from an investor in 2005 to be used for USV's expenses. The Company issued 150,000 shares of its common stock to the investor in May 2006.

As of June 30, 2006, the Company had no employees.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

For the three months ended June 30, 2006, the Company realized a net loss of $386,381. The Company had no revenue but realized a gain from the sale of securities of $1,031 and received interest income of $1,649. The Company had general and administrative expenses of approximately $80,296, interest expense of $464 and an unrealized loss on its marketable securities of approximately $148,301. For the three months ended June 30, 2005, the Company realized a net loss of approximately $21,122 with revenues of approximately $17,330 and interest income of $294. For that period, the Company had general and administrative expense of $46,575, a realized loss from the sale of securities of $7,613, interest expenses of $6,578, an unrealized loss on marketable securities of $10,630 and a gain from debt settlement of $32,650. The net loss per share for the three month periods ended June 30, 2006 and 2005 was ($0.02) and ($0.00), respectively.

The Company's net loss from continuing operations before income taxes for the six months ended June 30, 2006 was $382,568 compared to a net loss of $135,257 for the six months ended June 30, 2005. The net loss per share for the six month periods ended June 30, 2006 and 2005 was ($0.02) and ($0.01), respectively.

At June 30, 2006, accumulated deficit totaled $8,564,980.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had a working deficit of approximately $101,284. At June 30, 2006, the Company had current assets of approximately $774,420 which consisted of marketable securities. The current liabilities of the Company at June 30, 2006 were approximately $875,704 which consisted of approximately $407,411 in accounts payable and a margin account liability of approximately $468,293.

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

The Company's balance sheet as of June 30, 2006 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the company is recorded, processed, summarized, and reported in a timely manner because of adjustments required by our auditors in the area of equity . Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to valuation of stock for accounts payable. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective..

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2006.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Charles Smith
--------------------------
Charles Smith, President, CFO

Date: August 21, 2006