Form 10QSB
period 2006-09-30
CROWN PARTNERS INC
filed 2006-11-17
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                 Yes |X| No |_|

      As of September 30, 2006 there were 23,587,983 shares of Common Stock of the issuer outstanding.

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                         ASSETS                       September 30,   December 31,
                                                                          2006            2005
                                                                      ------------    ------------
Current assets
  Cash                                                                $    514,015    $    341,833
  Marketable securities                                                         --          68,480
                                                                      ------------    ------------
Total Assets                                                          $    514,015    $    410,313
                                                                      ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                               $    381,256    $    550,700
  Stock payable                                                                 --          15,000
  Advances - related party                                                      --         185,569
  Advances - other                                                              --          20,000
                                                                      ------------    ------------

    Total current liabilities                                              381,256         771,269
                                                                      ------------    ------------


STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $10 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                --              --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 23,587,983 and 19,582,293 shares issued and
    outstanding, respectively                                               23,588          19,582
Additional paid in capital                                               8,440,108       7,801,874
Accumulated deficit                                                     (8,330,937)     (8,182,412)
                                                                      ------------    ------------
  Total Stockholders' Equity (Deficit)                                     132,759        (360,956)
                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $    514,015    $    410,313
                                                                      ============    ============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three and Nine Months Ended September 30,
                                   (Unaudited)

                                           Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                           2006            2005            2006            2005
                                       ------------    ------------    ------------    ------------

Service Revenue                        $         --    $         --    $         --    $     36,181
Gain on Sale of Securities                  299,624          14,862         202,917          14,862


  General and administrative                 58,479          25,327         185,545         198,310
                                       ------------    ------------    ------------    ------------
Operating income (loss)                     241,145         (10,465)         17,372        (147,267)

  Interest income                               407             553           3,385             847
Interest/investment expense                  (7,509)         (6,534)         (9,282)        (19,690)

Gain on sale of equity investment                --         420,867              --         420,867
 (Loss) on settlement of debt                    --          (4,800)       (160,000)         (4,800)
 Forgiveness of debt                             --              --              --          32,650
                                       ------------    ------------    ------------    ------------

Net income (loss)                      $    234,043    $    399,621    $   (148,525)   $    282,607
                                       ============    ============    ============    ============

Net income (loss) per share:
  Basic and diluted                    $       0.01    $       0.02    $      (0.01)   $       0.01
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      23,587,983      19,522,293      21,606,910      19,482,513
                                       ============    ============    ============    ============

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                  2006            2005
                                                              ------------    ------------

Net loss                                                      $   (148,525)   $    282,607
Adjustments to reconcile net income (loss) to cash provided
by (used in)operating activities:
  Depreciation and amortization                                         --          26,245
  Gain on settlement of debt                                            --         (32,650)
  Realized gain on investments                                    (202,917)        (14,862)
  Loss on settlement of debt                                       160,000           4,800
  Gain on sale of equity investment                                     --        (420,867)
Net change in:
  Accounts payable and accrued expenses                             92,228        (142,761)
  Accounts payable - related parties                                    --         187,812
  Purchases of marketable securities                           (22,233,527)             --
  Proceeds from sale of marketable securities                   22,504,923          14,862
                                                              ------------    ------------


CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES              172,182         (94,814)
                                                              ------------    ------------

Capital expenditures                                                    --          (2,501)
Proceeds from divested business/assets                                  --         200,000
                                                              ------------    ------------
CASH PROVIDED BY INVESTING ACTIVITIES                                   --         197,499
                                                              ------------    ------------

  Payments on advances                                                  --        (130,074)
                                                              ------------    ------------
CASH FLOWS USED IN FINANCING ACTIVITIES                                 --        (130,074)
                                                              ------------    ------------

NET CHANGE IN CASH                                                 172,182         (27,389)
Cash, beginning of period                                          341,833         186,014
                                                              ------------    ------------
Cash, end of period                                           $    514,015    $    158,625
                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               $         --    $         --
  Income taxes paid                                                     --              --

NONCASH TRANSACTION:
Common stock issued for stock payable                               15,000          12,000
Common stock issued for debt                                       100,000              --
Common stock issued for related party debt                         185,569              --
Common stock issued by subsidiary for debt cancellation            181,672              --

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


NOTE 3 - STOCK PAYABLE

In 2005 Crown sold 150,000 common shares for $15,000. The shares were issued in May 2006.

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

NOTE 6 - SUBSEQUENT EVENTS

In October 2006 Crown transferred 500,000 shares of National Healthcare Technology, Inc. shares owned by Crown to Phoenix Consulting Services, Inc. as compensation for services.

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

The Company owns approximately 80% of MBWS, a Nevada corporation traded on the Electronic Bulletin Board under "MBWM." MBWS is seeking suitable acquisitions to merge with so as to build an operating company. MBWS presently owes approximately $100,000 to the Company. The Company anticipates that it will continue to advance monies to MBWS as long as the Company is able to. The Company anticipates that in the event that MBWS acquires a company, the Company will then be repaid although there can be no assurances of this.

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

As of September 30, 2006, the Company had no employees.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

For the nine months ended September 30, 2006, the Company realized net loss of $148,525 with a gain of $202,917 on sale of securities, general and administrative expenses of $185,545, interest income of $3,385, investment expense of $9,282, and a loss on the settlement of debt of $160,000. For the nine months ended September 30, 2005, the Company realized net income of $282,607 with revenues of $36,181, gain on the sale of securities of $14,862, general and administrative expenses of $198,310, interest income of $847, investment expense of $19,690, gain of $420,867 from the sale of its interest in National Healthcare and a gain of $32,650 on debt settlement.

The Company's net loss for the nine months ended September 30, 2006 was $148,525 compared to a net income of $282,607 for the nine months ended September 30, 2005. The difference is due to the one-time gain the Company realized from the sale of its interest in National Healthcare Technology in 2005. The net income
(loss) per share for the periods ended September 30, 2006 and 2005 were $(0.01) and $0.01, respectively.

For the three months ended September 30, 2006, the Company realized net income of $234,043 from realized investment gains of $299,624,and interest income of $407 with general and administrative expenses of approximately $58,479, investment expense of $7,509. For the three months ended September 30, 2005, the Company realized net income of $399,621 on $14,862 from gain on the sale of securities, a gain on the sale of its interest in National Healthcare of $420,867, interest income of $553 with general and administrative expenses of approximately $25,327. The Company also incurred interest expense of $6,534 and a loss on settlement of debt of $4,800.

The Company's net income for the three months ended September 30, 2006 was $234,043 compared to net income of $399,621 for the three months ended September 30, 2005. The net income (loss) for the periods ended September 30, 2006 and 2005 were $0.01 and $0.02, respectively.

At September 30, 2006, accumulated deficit totaled $8,330,937.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had working capital of approximately $132,759. At September 30, 2006, the Company had current assets of approximately $514,000 which consisted of cash. The current liabilities of the Company at September 30, 2006 were approximately $381,000 which consisted of accounts payable.

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

The Company's balance sheet as of September 30, 2006 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item 5 - Other Matters

 On September 1, 2006, Charles Smith resigned as President, CFO and director of the Corporation. Claudia Zaman was elected to replace Mr. Smith as director and was appointed CEO and CFO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits - None.

      b)    Reports on Form 8-K

      There were four reports on Form 8-K filed during the quarter ended September 30, 2006, three relating to the change of auditors and one relating to the change in directors and officers.

(b)   Exhibits

Exhibit Number  ..                  Name of Exhibit

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

CROWN PARTNERS, INC.

By  /s/ Claudia Zaman
--------------------------
Claudia Zaman, CEO, CFO

Date: November 17, 2006