Form 10KSB
period 2006-12-31
CROWN PARTNERS INC
filed 2007-04-17
CIK 811036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                     27430 Riverside Lane, Valencia CA 91354
               (Address of principal executive offices)(Zip Code)

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2006 was 23,587,983. The aggregate number of shares of the voting stock held by non-affiliates was 8,661,343. The market value of these shares, computed by reference to the market closing price on April 11, 2007 was $692,907. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A) General

Crown Partners, Inc. (the "Company"), has been involved in several different businesses. At present, it has three subsidiaries for which it is seeking suitable merger candidates.

B) Narrative Description of Business

The Company has three subsidiaries of which it is the majority shareholder:
Crown Equity Holdings Inc. (formerly known as Micro Bio-Medical Waste Systems, Inc. ("CEQN"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH").

The Company owns 64% of CEQN, a Nevada corporation traded on the Electronic Bulletin Board under "CEQN". CEQN is currently seeking acquisition or merger candidates. In November, 2003, CEQN entered into an agreement with the Company to purchase the Company's wholly owned subsidiary, Sanitec Services Ltd., a Hawaii corporation. CEQN was not been able to pay the sum due to the Company although it did pay a non-refundable deposit of $45,520 to the Company, part of which was advanced to SSH for its operations and the balance of which the Company advanced to CEQN to fund its operations. The proposed transaction with SSH has been terminated due to CEQN inability to raise the funds necessary to complete this transaction and SSH's subsequent ceasing of its operations. At the present time, CEQN is seeking suitable acquisition candidates. Crown continues to advance funds to CEQN to pay CEQN's expenses. The Company anticipates that it will be repaid these advances and loans at the time that CEQN acquires an operating business. At the end of the year, CEQN owed a total of approximately $102,000 to the Company.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc. ("USV"), a Colorado corporation. USV is a dormant shell company. In 2005, the Company received an investment of $15,000 from an investor to defray the costs of bringing USV current in its financial statements and other expenses so that the Company might locate a suitable acquisition candidate for it. In return, the Company agreed to issue 150,000 shares of its common stock to the shareholder. In May, 2006, the Company issued 150,000 shares of its common stock to settle the stock payable liability.

In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii. The Company issued 1,333,334 shares of its common stock to the shareholder of SSH and SSH became a wholly owned subsidiary of the Company. The Company borrowed funds and used capital it raised in order to pay obligations of SSH during the year ended December 31, 2005. The operations of SSH ceased in May, 2005 when SSH was evicted from its plant in Hawaii. At the present time, the Company is utilizing its limited capital to fund its operations as it seeks business opportunities.

In July, 2005, the Company sold its interest in National Healthcare Technology, Inc. ("NHT") for $500,000, which the Company received in two installments during 2005. The Company assumed all outstanding indebtedness of National Healthcare which included accounts payable of approximately $58,000 and the officers and directors of NHT, who were also the officers and directors of Crown Partners, resigned. In addition, the Company received 905,438 restricted shares of National Healthcare's common stock as part of this transaction. As of December 31, 2006, the company still had 87,111 shares of NHT which shares were sold during the first quarter of 2007.

In April 2006, the Company issued 1,855,690 shares of common stock valued at $278,354 to an officer and director of the Company in satisfaction of $185,569 in advances made by him to SSH. The excess value of $92,785 was recorded as compensation expense.

In May 2006, the Company issued 2,000,000 shares of common stock valued at $260,000 to related parties in satisfaction of $100,000 in debt. The excess value of $160,000 was recorded as compensation expense.

In May 2006, a subsidiary of the Company issued common stock valued at $255,000 to a related party as satisfaction of debt totaling $181,671. The value of the shares recorded exceeded the liability by $73,329, which was recorded as compensation expense.

In May, 2006, the Company issued 150,000 shares of its common stock to settle a stock payable from 2005.

During the year ended December 31, 2006, the Company issued 9,000,000 options to certain officers, directors and consultants. The options are exerciseable over a five year period at $.10 per share. In accordance with SFAS No. 123R, the Company recorded $625,880 of expense in connection with the issuance of these options.

Employees

As of December 31, 2006, the Company had no employees.

Item 2. Properties.

The Company is currently provided office space by its CEO at no charge for the present time. The Company anticipates that this space is adequate for the present time.

Item 3. Legal Proceedings.

There are presently no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol "TELM," since April, 1999, under the symbol "SNHS" and since January, 2002, under the symbol "CRWP". The following table reflects the high and low quarterly bid prices for 2006. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD") and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period         High Bid   Low Bid
------------   --------   -------
1st Qtr 2006       .2        .1
2nd Qtr 2006       .2       .06
3rd Qtr 2006      .16       .07
4th Qtr 2006      .11       .06

As of December 31, 2006, the Company had 23,587,983 shares of its common stock issued and outstanding, of which 8,661,343 were held by non-affiliates.

The Company's CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 beneficial shareholders as of March 19, 2007.

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

OVERVIEW

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

The Company does not have adequate working capital for its current operations and will need additional working capital in 2007.

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

The Company's balance sheet as of December 31, 2006 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive. The Company appointed new management after its initial acquisition and rented office space. In early 2003, the Company, through its subsidiary SSH, began limited operations in Hawaii, which ceased in May, 2005 when SSH was evicted from its leased premises. In July, 2005, the Company sold its approximate 29% interest in National Healthcare Technology, Inc. ("NHT") for $500,000. The Company assumed the outstanding liabilities of NHT totaling approximately $58,000 and NHT's officers and directors, who were also officers and directors of the Company, resigned. In addition, the Company retained 22,800 shares of NHT common stock it had previously been issued by NHT and was issued an additional 905,438 shares of NHT restricted stock. As of December 31, 2006, the Company still owned 87,111 shares of its NHT shares, which it sold during the first quarter of 2007.

In April 2006, the Company issued 1,855,690 shares of common stock valued at $278,354 to an officer and director of the Company in satisfaction of $185,569 in advances made by him to SSH. The excess value of $92,785 was recorded as compensation expense.

In May 2006, the Company issued 2,000,000 shares of common stock valued at $260,000 to related parties in satisfaction of $100,000 in debt. The excess value of $160,000 was recorded as compensation expense.

In May 2006, a subsidiary of the Company issued common stock valued at $255,000 to a related party as satisfaction of debt totaling $181,671. The value of the shares recorded exceeded the liability by $73,329, which was recorded as compensation expense.

In May, 2006, the Company issued 150,000 shares of its common stock to settle a stock payable from 2005.

During the year ended December 31, 2006, the Company issued 9,000,000 options to certain officers, directors and consultants. The options are exerciseable over a five year period at $.10 per share. In accordance with SFAS No. 123R, the Company recorded $625,880 of expense in connection with the issuance of these options.

For the year ended December 31, 2006, the Company realized a net loss of $1,032,668, after a $205,762 gain on sale of securities, $5,463 in interest income, interest expense of $14,930 and general and administrative expenses of $603,083. In addition, the Company recorded $625,880 in expense related stock option that were issued during the year. For the year ended December 31, 2005, the Company realized a net profit before income taxes of approximately $241,317 on revenues of $36,982, a gain on sale of securities of $14,330, gain on sale of equity investment of $440,866, net gain on debt settlement of $91,370, interest income of $1,275, general and administrative expenses of $322,339, interest expense of $20,994 and an unrealized loss on securities of $173. The net (loss) profit per share for the years ended December 31, 2006 and 2005 was ($.05) and $.01, respectively.

At December 31, 2006, shareholder's (deficit) totaled ($9,215,080) compared to shareholder's deficit of ($8,182,412) at December 31, 2005. This increase in shareholder's deficit is due primarily to the Company's continuing to pay its subsidiaries expenses without sufficient income to support these expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had total assets of $467,671, which consisted entirely of cash, and working capital of $46,202. The Company's current liabilities of $421,469 consisted of accounts payable and accounts payable to a related party.

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

Item 7. Financial Statements.

                                                                        Page
                                                                        ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 7-8

CONSOLIDATED BALANCE SHEET                                                 9

CONSOLIDATED STATEMENTS OF OPERATIONS                                     10

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                 11

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             13-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Crown Partner, Inc.
  Valencia, California

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Crown Partners, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Crown Partners, Inc. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates, Ltd., LLP
(formerly Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas
April 28, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Crown Partners, Inc.
  Valencia, California

We have audited the accompanying consolidated balance sheet of Crown Partners, Inc. as of December 31, 2006, and the consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Partners, Inc. as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown Partners, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Crown Partners has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
April 10, 2007

                              CROWN PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

                                ASSETS
Current assets
  Cash                                                     $   467,671
                                                           -----------
Total assets                                               $   467,671
                                                           ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                    $   273,517
  Accounts payable - related party                             147,952
                                                           -----------
    Total current liabilities                                  421,469
                                                           -----------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $10 par value, 10,000,000
    shares authorized, no shares issued and outstanding             --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 23,587,983 shares issued and outstanding        23,588
    Additional paid in capital                               9,237,694
    Accumulated deficit                                     (9,215,080)
                                                           -----------
    Total stockholders' equity                                  46,202
                                                           -----------
Total liabilities and stockholders' equity                 $   467,671
                                                           ===========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2006 and 2005

                                              2006         2005
                                          -----------   -----------
Service revenue                           $        --   $    36,982
                                          -----------   -----------
  Total revenue                                    --        36,982
                                          -----------   -----------
Operating expenses:
  General and administrative                1,228,963       322,339
  Unrealized loss on securities                    --           173
                                          -----------   -----------
Total operating expenses                    1,228,963       322,512
                                          -----------   -----------
Net loss from continuing operations        (1,228,963)     (285,530)
                                          -----------   -----------
Other income (expense):
  Interest income                               5,463         1,275
  Interest expense                            (14,930)      (20,994)
  Gain on sale of equity investment                --       440,866
  Gain on sale of securities                  205,762        14,330
  Net gain on settlement of liabilities            --        91,370
                                          -----------   -----------
Total other income (expense)                  196,295       526,847
                                          -----------   -----------
Net income (loss)                         $(1,032,668)  $   241,317
                                          ===========   ===========
Net income (loss) per share:
  Basic and diluted                       $     (0.05)  $      0.01
Weighted average shares outstanding:
  Basic and diluted                        22,266,268    19,507,663

                 See accompanying summary of accounting policies
                        and notes to financial statements

                              CROWN PARTNERS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Years Ended December 31, 2006

                                               Common stock      Additional
                                          --------------------     paid in    Accumulated
                                            Shares      Amount     capital      deficit        Total
                                          ----------   -------   ----------   -----------   -----------
Balance,
  December 31, 2004                       19,462,293   $19,462   $7,742,183   $(8,423,729)  $  (662,084)
Issuance of common
  stock for debt                             120,000       120       16,680            --        16,800
Reclassification of prior
year imputed interest                             --        --       24,247            --        24,247
Imputed interest                                  --        --       18,764            --        18,764

Net profit                                        --        --           --       241,317       241,317
                                          ----------   -------   ----------   -----------   -----------
Balance,
  December 31, 2005                       19,582,293    19,582    7,801,874    (8,182,412)     (360,956)
Issuance of common
stock for settlement of a liability          150,000       150       14,850            --        15,000
Issuance of common
stock for settlement of a related
party liability                            2,000,000     2,000      258,000            --       260,000
Issuance of common
stock for settlement of a related party
liability                                  1,855,690     1,856      276,498            --       278,354
Issuance of common stock by subsidiary
for settlement of a related
party liability                                   --        --      255,000            --       255,000
Issuance of stock options                         --        --      625,880            --       625,880
Imputed interest on related party debt            --        --        5,592            --         5,592
Net loss                                          --        --           --    (1,032,668)   (1,032,668)
                                          ----------   -------   ----------   -----------   -----------
Balance, December 31, 2006                23,587,983   $23,588   $9,237,694   $(9,215,080)  $    46,202
                                          ==========   =======   ==========   ===========   ===========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                              CROWN PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2006 and 2005

                                                          2006           2005
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (1,032,668)  $    241,317
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
    Depreciation and amortization                               --          8,852
    Write-off due to loss of equipment                          --         17,393
    Unrealized loss on securities                               --            173
    Realized gain on sale of marketable securities        (205,762)       (14,330)
    Imputed interest                                         5,592         18,764
    Net gain on settlement of debt                              --        (91,370)
  Stock options issued for services                        625,880             --
  Common stock of subsidiary issued in excess of
    related party liability                                 73,328            --
  Common stock issued in excess of related party
    liability                                              252,785             --
Changes in operating assets and liabilities:
  Increase (Decrease) in accounts payable                  (15,871)       113,162
  Investments in marketable securities                 (23,580,338)   (21,828,907)
  Proceeds from sale of marketable securities           23,854,580     21,774,584
  Increase in accounts payable - related party             148,312             --
                                                      ------------   ------------
Cash flows provided by (used in) operating
   activities                                              125,838        239,638
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances                                        --         16,181
  Payments on advances                                          --       (100,000)
                                                      ------------   ------------
Cash flows used in financing activities                         --        (83,819)
Net increase in cash                                       125,838        155,819
Cash, beginning of period                                  341,833        186,014
                                                      ------------   ------------
Cash, end of period                                   $    467,671   $    341,833
                                                      ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                       $         --   $         --
  Income taxes paid                                   $         --   $         --
NONCASH TRANSACTION:
  Common stock issued in satisfaction of related
    party debt                                        $    285,569   $     16,800
  Common stock issued by subsidiary in satisfaction
    of related party debt                                  181,672             --
  Common stock issued for stock payable                     15,000             --
Reclass of imputed interest from accounts payable
  to additional paid in capital                                 --         24,247

                 See accompanying summary of accounting policies
                        and notes to financial statements

                              CROWN PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Crown Partners, Inc. (the "Company" or "Crown"), a Nevada corporation, was incorporated on November 3, 1986. Crown was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. Crown was a development stage company until 1999, when it acquired the following companies and became an active company:

Crown Equity Holdings, Inc. (formerly Micro Bio-Medical Waste Systems, Inc.) - Crown acquired 80% ownership in this company in March 1999. Crown currently holds a 64% ownership interest.

In September 2000, Crown acquired 90% ownership in Universal Services and Acquisitions, Inc.

In November 2001, Crown acquired 100% of Sanitec Services of Hawaii, Inc.

Nature of Business

Crown Partners, Inc.'s main activities and sources of income are derived from daily trading in the stock markets.

In May, 2005, Sanitec Services of Hawaii was evicted from its premises in Honolulu and has ceased operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Crown's majority owned, controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Crown considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Investments

For publicly traded investments, the Company follows SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under this method the Company's investment in publicly traded securities are classified as trading securities and are reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses on these investments are reported in net income during the period. Unrealized losses related to investments in trading securities as of December 31, 2006, and 2005, aggregated $0 and $173, respectively. Net realized gains related to investments in trading securities as of December 31, 2006 and 2005 aggregated $205,762 and $14,330, respectively.

Concentrations of Credit Risk

Crown maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2006, Crown's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Property and Equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to five years. As of December 31, 2006, property and equipment had been fully depreciated.

Revenue Recognition

Revenue earned from trading securities which is recognized on the day of the trade - trade date basis.

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. These criteria are generally met at the time product delivery is complete or services are performed.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Income Taxes

Crown recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Crown provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Earnings per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

Crown does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Stock Based Compensation

Effective January 1, 2006, Crown adopted SFAS No. 123R, "Share-Based Payment," which was issued in December 2004. SFAS No. 123R revises SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Crown incurred net losses of $1,032,668 and had an accumulated deficit of $9,215,080 as of and for the period ended December 31, 2006. These conditions raise substantial doubt as to Crown's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or merger. The financial statements do not include any adjustments that might be necessary if Crown is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                  2006
                                --------
Medical waste equipment         $424,107
Computer equipment                37,491
                                --------
                                 461,598
Less accumulated depreciation    461,598
                                --------
                                $     --
                                ========

The depreciation expense for the years ended December 31, 2006 and 2005 was $0 and $8,852, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Crown has received advances from an officer and director of the company from time-to-time. During the year ended December 31, 2006 there were no advances and all advances were settled during the year. As a result, there were no advances outstanding at December 31, 2006. Crown has imputed interest on the advance at an annual rate of 8% during the years ended December 31, 2006 and 2005. Total imputed interest on related party and third party advances for 2006 and 2005 was $5,592 and $18,764, respectively.

The Company engages an officer of Crown for legal services. During the year ended December 31, 2006, Crown incurred approximately $150,800 in related legal fees. At December 31, 2006, the liability outstanding for these legal services was $147,952.

NOTE 6 - SETTLEMENT OF LIABILITIES

During 2005 Crown returned $32,650 of equipment at cost to the vendor to settle a payable for the same amount. The equipment had been fully depreciated resulting in a gain on the settlement of $32,650.

In a prior year Crown received $45,520 as a non-refundable deposit from a third party toward the purchase of it's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. and recorded it as a liability. During 2005 Sanitec Services of Hawaii, Inc. ceased operations and the purchase was terminated. As a result the deposit was taken into income in 2005 and is included in gain on settlement of liabilities.

During 2005, Crown settled a $90,000 advance from a third party by paying $60,000 in cash, and recognized a $30,000 gain on the settlement of the liability.

During 2005 Crown settled $12,000 of advances from a third party by issuing 120,000 shares of common stock. The market value of the common stock at the date the shares of common stock was issued was $16,800 resulting in a loss of $4,800. Per the terms of the settlement agreement Crown has to issue additional shares of stock if the proceeds recognized by the third party are less than $12,000. Because of the uncertainty of the recognition of the $12,000 from the sale of the common stock Crown has accrued a $12,000 which has been recorded against the net gain on settlement of liabilities. This liability was outstanding at December 31, 2006.

NOTE 7 - COMMON STOCK ISSUED BY SUBSIDIARY

In May 2006, Crown's majority owned subsidiary, Crown Equity Holdings Inc. (formerly Micro Bio-Medical Waste Systems, Inc.) issued 500,000 shares of Crown Equity's common stock valued at $255,000 for accounts payable to a related party of $181,672. This is accounted for as a contribution to capital.

NOTE 8 - SHAREHOLDER'S EQUITY

Crown is authorized to issue up to 10,000,000 shares of Preferred Stock, par value $10.00 per share. At December 31, 2006 there were no preferred shares issued or outstanding.

Crown is authorized to issue up to 50,000,000 shares of Common Stock, par value $0.001 per share. There were 23,587,983 and 19,582,293 shares outstanding at December 31, 2006 and 2005 respectively.

In 2005, Crown issued 120,000 of its common stock in exchange for debt of $12,000.

In 2005, in conjunction with the settlement of a liability to an officer and director Crown reclassified $24,247 of imputed interest previously recorded as a liability to additional paid in capital. Imputed interest for 2005 of $18,764 was recorded to additional paid in capital for 2005.

In April 2006, the Company issued 1,855,690 shares of common stock valued at $278,354 to an officer and director of the Company in satisfaction of $185,569 in advances made by him to SSH. The excess value of $92,785 was recorded as compensation expense.

In May 2006, the Company issued 2,000,000 shares of common stock valued at $260,000 to related parties in satisfaction of $100,000 in debt. The excess value of $160,000 was recorded as compensation expense.

In May 2006, a subsidiary of the Company issued common stock valued at $255,000 to a related party as satisfaction of debt totaling $181,671. The value of the shares recorded exceeded the liability by $73,329, which was recorded as compensation expense.

In May, 2006, Crown issued 150,000 shares of its common stock to settle a $15,000 stock payable liability incurred in 2005.

NOTE 9 - INCOME TAXES

Crown uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2006 and 2005, Crown incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,100,000 at December 31, 2006, and will expire in the years 2013 through 2025. The Company's valuation allowance increased by $27,429 and $82,000 in 2006 and 2005, respectively.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
  Net operating losses         $ 2,088,429
  Less:  valuation allowance    (2,088,429)
                               -----------
Net deferred tax asset         $         0
                               ===========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Crown shares office space with its attorney in California at no charge. There are no commitments going-forward and the rent expense for the years ended December 31, 2006 and 2005 were $0 and $48,823 respectively.

NOTE 11 - STOCK OPTION PLAN

In 2006, Crown adopted the Crown Partners, Inc. 2006 Stock Option Plan "2006 Plan"). The Plan provides for the granting of stock options and other stock grants to certain directors, key employees and certain independent contractors of Crown. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. Crown has reserved 10,000,000 shares of common stock for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options is as follows:

                                                                        Weighted
                                               Weighted                  average
                                                average   Aggregate     remaining
                                               exercise   intrinsic    contractual
                                    Options      price      value     life (years)
                                   ---------   --------   ---------   ------------
Outstanding at January 1, 2006            --     $  --       $--           --
Granted                            9,000,000      0.10        --          5.0
Exercised                                 --        --        --           --
Forfeited                                 --        --        --           --
Expired                                   --        --        --           --
                                   ---------     -----       ---          ---
Outstanding at December 31, 2006   9,000,000     $0.10       $--          5.0
Exercisable at December 31, 2006   9,000,000        --        --           --

We adopted SFAS No. 123R effective January 1, 2006. In our statement of operations for the year ended December 31, 2006, we recorded $625,880 of compensation cost for stock option share-based payment arrangements. No stock options were exercised during the year ended December 31, 2006.

During the year ended December 31, 2006 the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility       245.2%
Expected term (years)         5
Risk-free interest rate    4.51%
Expected dividend yield      --

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because we do not have traded options. The expected term calculation for stock options is based on the actual vesting period of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

NOTE 12 - SALE OF EQUITY INVESTMENT

In July, 2005, Crown sold its approximate 29% interest (unrestricted common stock) in National Healthcare Technology, Inc. ("NHT") to an unrelated party for $500,000 cash and assumed third party liabilities of NHT of $57,894. Costs associated with the transaction were $1,240. Crown had written off its investment in NHT in prior years, resulting in a gain from the sale of $440,866. In addition, Crown retained 22,800 shares of common stock in NHT common stock it had been previously issued and received an additional 905,438 shares of NHT common stock. All the shares of common stock owned by Crown were restricted as of December 31, 2005. During 2006, Crown sold most of the remaining shares of NHT and recognized a gain of $124,511. At December 31, 2006, the Company held 87,111 shares of NHT, which shares were sold during the first quarter of 2007.

Item 10. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls expense recognition and issuances of our stock and stock options. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the implementation of better controls and procedures over expense recognition and stock and stock option issuances, and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                  Position             Term(s) of Office
----                  --------             -----------------
Claudia Zaman         Director, CEO, CFO   Sept 9, 2006 to the present

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

CLAUDIA ZAMAN. Ms. Zaman is an attorney in private practice in Los Angeles, California. Ms. Zaman has been a sole practitioner in California since 1996. Ms. Zaman graduated from the University of Denver School of Law and is licensed to practice in California and Colorado. Ms. Zaman has a Bachelor of Arts in International Relations and a Bachelor of Science in Computer Science from Florida International University.

Ms. Zaman is presently CEO and CFO of Crown Equity Holdings Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol "CEQN."

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

Dr. Salmassi is presently a director of Crown Equity Holdings Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol "CEQN."

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

Mr. Onoue is presently an officer and director of Crown Equity Holdings Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol "CEQN."

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

Item 11. Executive Compensation.

During fiscal 2006, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company except for Claudia Zaman. Ms. Zaman receives compensation for the legal services she provides the Company. During 2006, the Company also issued 1,800,000 shares of its common stock to Ms. Zaman as partial compensation for her past legal services. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

In August, 2005, the Company approved the Non-Employee Directors, Advisors and Consultants Retainer Stock Plan for 2005. The Plan reserves 2,000,000 shares of the Company's common stock for issuance to non-employees, advisors and consultants. The Company registered the stock under the Plan in August, 2005 and issued the shares in May, 2006 to Ms. Zaman and to an outside consultant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

There were 23,587,983 shares of the Company's common stock issued and outstanding on December 31, 2006. No preferred shares were issued and outstanding at December 31, 2006. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                                   Amount
Name and Address of           of Common Shares
Beneficial Owner               Currently Owned   Percent
---------------------------   ----------------   -------
Cede & Co                        8,387,238        35.56
27430 Riverside Lane
Valencia CA 91354

Tisa Capital Corp.               5,670,116        24.04
27430 Riverside Lane
Valencia CA 91354

Steven Onoue (1)                 2,163,190         9.17
27430 Riverside Lane
Valencia CA 91354

Claudia Zaman(1)(2)              2,106,000         8.93
27430 Riverside Lane
Valencia, CA  91354

Dr. Sadegh Salmassi(1)               6,350         0.03
27430 Riverside Lane
Valencia, CA  91354

Phoenix Consulting Services      3,733,334        15.83
27430 Riverside Lane
Valencia CA 91354

Zaman & Company(2)               1,250,000         5.30
27430 Riverside Lane
Valencia CA 91354

All directors and officers
as a group(3)                    4,275,540        18.13

(1)  Denotes officer and/or director.

(2) Ms. Zaman is an officer and director of Zaman & Company but disclaims beneficial ownership of its shares of the Company's common stock.

Changes in Control. There are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

The Company presently leases no office space of its own but shares office space with its CEO at no cost to it. The Company anticipates that this space is sufficient for the near future.

During the year ended December 31, 2006, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

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

When the Company sold its interest in NHT, it assumed NHT's outstanding accounts payable as of the date of the transaction. At that time, the accounts payable were approximately $59,000. As of December 31, 2006, that amount had been satisfied and no further owed.

The Company reached an agreement with Steven Onoue, an officer and director, to settle obligations owed to him by SSH through the issuance of stock of the Company. Per the terms of the agreement the Company's recorded obligations to Mr. Onoue were reduced from $207,051 to $185,569 which the parties agreed to settle for the issuance of 1,855,569 shares of the Company's common stock. The shares were issued in April, 2006. The Company recognized a gain on the settlement of the liabilities of $92,785

In 2004, the Company received a non-refundable deposit of $45,520 from its subsidiary, Micro Bio-Medical Waste Systems, Inc. ("CEQN") in connection with CEQN proposed acquisition of Sanitec Services of Hawaii, Inc. ("SSH") and recorded this liability on its books. Due to the cessation of SSH operations in May, 2005, the Company recorded income of $45,520 from this transaction and extinguished this liability.

In May, 2006, the Company issued 1,800,000 shares of its common stock to its current CEO and attorney, Claudia Zaman, for past due legal services which the Company owed her. As of December 31, 2006, the Company still owed Ms. Zaman over $80,000 for legal services.

Item 14. Exhibits and Reports on Form 8-K.

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated April 10, 2007
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2006.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2007                            CROWN PARTNERS, INC.


                                          /s/ Claudia Zaman
                                          --------------------------------------
                                          Claudia Zaman, CEO, CFO, Director


April 13, 2007                            /s/ Dr. Sadegh Salmassi
                                          --------------------------------------
                                          Dr. Sadegh Salmassi, Director


April 13, 2007                            /s/ Steven Onoue
                                          --------------------------------------
                                          Steven Onoue, Director