Form 10QSB
period 2007-03-31
CROWN PARTNERS INC
filed 2007-05-15
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes : No 9

As of May 7, 2007, there were 23,587,983 shares of Common Stock of the issuer outstanding.

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Cash	$66	$467,671
Marketable securities	793,180	-
Total current assets	$793,246	$467,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$230,299	$273,517
Accounts payable - related party	184,909	147,952
Notes payable	12,700	-
Margin liability	432,735	-
Total current liabilities	860,643	421,469

Stockholders’ equity (deficit):
Convertible preferred stock, $10 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 23,587,983 shares issued and outstanding	23,588	23,588
Additional paid in capital	9,237,194	9,237,194
Accumulated deficit	(9,328,179)	(9,214,580)
Total stockholders’ equity (deficit)	(67,397)	46,202
Total liabilities and stockholders’ equity	$793,246	$467,671

See accompanying notes to the financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating expenses:
General and administrative	$75,366	$46,769

Loss from continuing operations	(75,366)	(46,769)

Other income (expense):
Interest income	2,028	1,329
Realized gain on sale of securities	14,958	16,648
Unrealized gains/(losses) on securities	(50,397)	33,915
Interest expense	(4,822)	(1,309)
Total other income (expense)	(38,233)	50,583

Net income (loss)	$(113,599)	$3,814

Net per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	23,587,983	19,582,293

See accompanying notes to the financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(113,599)	$3,814
Adjustments to reconcile net loss to cash provided by (used in) continuing operations:
Unrealized loss (gain) on securities	50,397	(33,915)
Realized gain on marketable securities	(14,958)	(16,648)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(63,218)	12,078
Accounts payable - related party	56,957
Purchases of marketable equity securities	(4,204,317)	(8,083,537)
Proceeds from sale of marketable equity securities	3,378,747	8,540,519
Cash flows provided by operating activities	(909,991)	422,311

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on margin	432,735	-
Borrowings on debt	12,700	-
Cash flows provided by financing activities	445,435	-

Net increase (decrease) in cash	(464,556)	422,311
Cash, beginning of period	464,622	341,833
Cash, end of period	$66	764,144

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to the financial statements

CROWN PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported on Form 10-KSB, have been omitted.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown incurred a net loss of $113,599 for the three months ended March 31, 2007 and had an accumulated deficit of $9,328,179 at March 31, 2007. These conditions raise substantial doubt as to Crown's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or merger. The financial statements do not include any adjustments that might be necessary if Crown is unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Because our marketable securities are valued using quoted prices, we expect SFAS No. 157 to only impact our disclosures.

NOTE 4 - MARGIN LIABILITY

At March 31, 2007, had a margin liability of $432,735 related to the purchase of marketable securities. This liability is secured by the marketable securities owned by the Company and is payable upon the sale of these securities. The Company recorded interest expense of $4,822 for the three months ended March 31, 2007 related this margin liability.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

Crown Partners, Inc. (the "Company"), has been involved in several different businesses. We have three subsidiaries of which we are the majority shareholder: Crown Equity Holdings Inc. ("CEQN"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH"). We are currently utilizing our limited capital to fund operations until we can find a suitable merger.

Employees

As of March 31, 2007, the Company had no employees.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006, we had no revenues and a net loss of $113,599 and net income of $3,814, respectively. General and administrative expense increased $28,597 to $75,366 for the three months ended March 31, 2007 compared to the same period for 2006. This increase is primarily attributable to an increase in accounting and legal fees.

We incurred $50,397 of unrealized loss on securities for the three months ended March 31, 2007 compared to unrealized gains of $33,915 for the same period in 2006. This decrease is primarily due to a decline in the overall financial market during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had negative working capital of approximately $67,397. At March 31, 2007, the Company had current assets of approximately $793,246 which consisted of cash and marketable securities. The current liabilities of the Company at March 31, 2007 were approximately $860,643 which consisted of accounts payable, a margin loan, a note payable, and accounts payable to a related party.

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

The Company's balance sheet as of March 31, 2007 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the implementation of better controls and procedures over expense recognition and stock and stock option issuances, and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2007.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.
By /s/ Claudia Zaman
--------------------------
Claudia Zaman, CEO, CFO

Date: May 14, 2007