Form 10QSB
period 2007-06-30
CROWN PARTNERS INC
filed 2007-08-20
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

    Yes :                 No

As of August 10, 2007 there were 23,587,983 shares of Common Stock of the issuer outstanding.

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Cash	$61	$467,671
Marketable securities	639,505	-
Total assets	$639,566	$467,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$248,805	$273,517
Accounts payable - related party	197,666	147,952
Note payable	12,700	-
Margin liability	261,951	-
Total liabilities	721,122	421,469

Stockholders’ equity (deficit):
Convertible preferred stock, $10 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 23,587,983 shares issued and outstanding	23,588	23,588
Additional paid in capital	9,237,694	9,237,194
Accumulated deficit	(9,342,838)	(9,214,580)
Total stockholders’ equity (deficit)	(81,556)	46,202
Total liabilities and stockholders’ equity	$639,566	$467,671

See accompanying notes to the consolidated financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating expenses:
General and administrative	89,515	80,296	164,881	127,066
Loss from continuing operations	(89,515)	(80,296)	(164,881)	(127,066)

Other Income (expense):
Interest income Interest expense	1,391 (2,319)	1,649 (464)	3,419 (7,141)	2,978 (1,773)
Realized gain (loss) on sale of securities	52,070	1,031	67,028	17,679
Unrealized gain (loss) on sale of securities	24,214	(148,301)	(26,183)	(114,386)
Loss on settlement of debt	-	(160,000)	-	(160,000)

Net loss	$(14,159)	$(386,381)	$(127,758)	$(382,568)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	23,587,983	20,917,523	23,587,983	20,633,137

See accompanying notes to the consolidated financial statements

  CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(127,758)	$(382,568)
Adjustments to reconcile net loss to cash provided by (used in) continuing operations:	-	-
(Gain) loss on settlement of debt	-	160,000
Realized gain on marketable securities	(67,028)	(17,679)
Unrealized loss on marketable securities Investments in marketable securities (net of margin account) Proceeds on sale of marketable securities	26,183 (34,825,873) 34,227,212	114,386 (19,761,740) 19,004,198

Changes in assets and liabilities:
Accounts payable and accrued expenses	(24,712)	73,732
Accounts Payable - related party	49,715	-
Net cash provided by (used in) operating activities	(742,261)	(809,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on margin	261,951	468,293
Borrowings on debt	12,700	-
Net cash used in financing activities	274,651	468,293

Net increase (decrease) in cash	(467,610)	(341,378)
Cash, beginning of period	467,671	341,833
Cash, end of period	$61	455

Supplemental cash flow information:

Interest paid	$7,141	$-
Income taxes paid	-

Noncash Transactions:
Common stock issued for stock payable	-	15,000
Common stock issued for debt	-	100,000
Common stock issued for Sanitec investment	-	185,569
Common stock issued for subsidiary for debt cancellation	-	181,672

See accompanying notes to the consolidated financial statements

CROWN PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported on Form 10-KSB, have been omitted.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $127,758 for the six months ended June 30, 2007 and had an accumulated deficit of $9,342,838 at June 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or merger. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Because our marketable securities are valued using quoted prices, we expect SFAS No. 157 to only impact our disclosures. We expect to adopt SFAS No. 157 beginning January 1, 2008.

NOTE 4 - MARGIN LIABILITY

At June 30, 2007, we had a margin liability of $261,951 related to the purchase of marketable securities. This liability is secured by the marketable securities owned by the Company and is payable upon the sale of these securities. We recorded interest expense of $2,319 for the three months ended June 30, 2007 related this margin liability.

NOTE 5 - LOSS ON SETTLEMENT OF DEBT

During May 2006, we issued 2,000,000 shares worth $260,000 as payment for related party accounts payable of $100,000 which resulted in a loss on settlement of debt of $160,000.

NOTE 6 − RELATED PARTY TRANSACTIONS

We engage an officer of the Company to provide legal services. At June 30, 2007, the liability outstanding for these legal services was $197,666.

NOTE 7 - SUBSEQUENT EVENT

As of August 13, 2007, our investments have experienced a significant market decline. We expect this decline to be temporary. Although the decline has been significant, there has not been a margin call and the interest expense from Q2 is still payable.

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

Employees

As of June 30, 2007, we had no employees.

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006, we had no revenues and a net loss of $14,159 and $386,381, respectively. General and administrative expense increased $9,219 to $89,515 for the three months ended June 30, 2007 compared to the same period for 2006. This increase is primarily attributable to an increase in accounting and legal fees.

We had $24,214 of unrealized gain on securities for the three months ended June 30, 2007 compared to unrealized losses on securities of $148,301 for the same period in 2006.

For the six months ended June 30, 2007 and 2006, we had no revenues and a net loss of $127,758 and $382,568, respectively. General and administrative expense increased $37,815to $164,881 for the six months ended June 30, 2007 compared to the same period for 2006. This increase is primarily attributable to an increase in accounting and legal fees. In May 2006, we issued 2,000,000 shares worth $260,000 as payment for related party accounts payable of $100,000 which resulted in a loss on settlement of debt of $160,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had negative working capital of approximately $82,000. At June 30, 2007, we had current assets of $639,566 which consisted of cash and marketable securities. The current liabilities of the Company at June 30, 2007 were $721,122 which consisted of accounts payable and accrued expenses, a margin loan, an advance and accounts payable to a related party.

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

The Company's balance sheet as of June 30, 2007 reflects limited assets . Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

As a result of these factors, Crown’s independent auditors have expressed substantial doubt about Crown’s ability to continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $127,758 for the six months ended June 30, 2007 and had an accumulated deficit of $9,342,838 at June 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or merger. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

(a) No reports on Form 8-K were filed during the three months ended June 30, 2007.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Claudia Zaman

Claudia Zaman, President, CFO

Date: August 10, 2007