Form 10QSB
period 2007-09-30
CROWN PARTNERS INC
filed 2007-11-14
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 33-11986-LA

CROWN PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	91-2008803
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9680 West Tropicana Blvd. Suite 117, Las Vegas, Nevada 89147
(Address of principal executive offices)

 (702) 448-1543
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

Yes ☒ No ☐

As of November 10, 2007 there were 23,587,983 shares of Common Stock of the issuer outstanding.

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Cash	$1,028	$467,671
Marketable securities	349,874	-
Prepaid Expenses	1,195	-
Total assets	$352,097	$467,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$192,685	$253,517
Accounts payable - related party	268,910	167,952
Note payable	12,700	-
Margin liability	148,965	-
Total liabilities	623,260	421,469

Stockholders’ equity (deficit):
Convertible preferred stock, $10 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 23,587,983 shares issued and outstanding	23,588	23,588
Additional paid in capital	9,237,694	9,237,194
Accumulated deficit	(9,532,445)	(9,214,580)
Total stockholders’ equity (deficit)	(271,163)	46,202
Total liabilities and stockholders’ equity (deficit)	$352,097	$467,671

See accompanying notes to the consolidated financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating expenses:
General and administrative	56,532	58,479	221,413	185,545
Loss from continuing operations	(56,532)	(58,479)	(221,413)	(185,545)

Other income (expense):
Interest income	79	407	3,498	3,385
Interest expense	(4,847)	(7,509)	(11,988)	(9,282)
Realized gain (loss) on sale of securities	(62,943)	299,624	4,085	202,917
Unrealized loss on marketable securities	(65,364)	-	(91,547)	-
Loss on settlement of debt	-	-	-	(160,000)

Net loss	$(189,607)	$234,043	$(317,365)	$(148,525)

Net loss per share:
Net loss basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	23,587,983	23,587,983	23,587,983	21,606,910

See accompanying notes to the consolidated financial statements

  CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(317,365)	$(148,525)
Adjustments to reconcile net loss to cash provided by (used in) continuing operations:
Loss on settlement of debt	-	160,000
Realized gain on marketable securities	(4,085)	(202,917)
Unrealized loss on marketable securities	91,547	-
Investments in marketable securities (net of margin account)	(41,469,240)	(22,233,527)
Proceeds on sale of marketable securities	41,031,904	22,504,923

Changes in assets and liabilities:
Prepaids & Other Assets	(1,195)	-
Accounts payable and accrued expenses	(60,832)	92,228
Accounts Payable - related party	100,958	-
Net cash provided by (used in) operating activities	(628,308)	172,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on margin	148,965	-
Borrowings on debt	12,700	-
Net cash used in financing activities	161,665

Net increase (decrease) in cash	(466,643)	172,182
Cash, beginning of period	467,671	341,833
Cash, end of period	$1,028	$514,015

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,988	$-
Income taxes paid	-	-

NONCASH TRANSACTIONS:
Common stock issued for stock payable	$-	$15,000
Common stock issued for debt	-	100,000
Common stock issued for related party debt	-	185,569
Common stock by subsidiary for settlement of debt	-	181,672

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $317,365 for the nine months ended September 30, 2007 and had an accumulated deficit of $9,532,445 at September 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or merger. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 4 - MARGIN LIABILITY

At September 30, 2007, we had a margin liability of $148,965 related to the purchase of marketable securities. This liability is secured by the marketable securities owned by the Company and is payable upon the sale of these securities. We recorded interest expense of $4,847 and $11,988 for the three and nine months ended September 30, 2007, respectively, related this margin liability.

NOTE 5 - LOSS ON SETTLEMENT OF DEBT

During May 2006, we issued 2,000,000 shares valued at $260,000 as payment for related party accounts payable of $100,000, which resulted in a loss on settlement of debt of $160,000.

NOTE 6 − RELATED PARTY TRANSACTIONS

We engage an officer of the Company to provide legal services. At September 30, 2007, the outstanding liability to this officer, which includes amounts payable for these services and certain advances made by this officer on behalf of the company, was $268,910.

NOTE 7 - NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum.

NOTE 8 - SUBSEQUENT EVENT

As of November 10, 2007, our investments have experienced a significant market decline. We expect this decline to be temporary. Although the decline has been significant, there has not been a margin call.

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

OVERVIEW

Crown Partners, Inc. (the "Company"), has been involved in several different businesses. We have three subsidiaries of which we are the majority shareholder: Crown Equity Holdings Inc. ("CEQN"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH"). We are currently utilizing our limited capital to fund operations until we can find a suitable merger. During the quarter ended September 30, 2007, Crown Equity Holdings, Inc. formed a wholly owned subsidiary, Crown Trading Systems, Inc. ("CTS").

CEQN formed CTS for the purpose of building and selling computer systems for financial traders who are engaged in the business of Internet equity trading. CEQN and CTS have developed a system that allows as many as 16 monitors to operate off of its system. They are presently working on increasing the number of monitors from 16 to 24.

As part of their business plan, CEQN, through its newly formed subsidiary, has entered into reselling and license agreements with major Internet computer component companies which will allow them to engage in Internet commerce.

During the quarter ended September 30, 2007, the Company entered into a lease agreement to lease office space in Las Vegas, Nevada for the period of one year. The Company pays monthly rent of $845 and paid a security deposit of that amount as well. Crown Equity has agreed to pay half the rent.

Employees

As of September 30, 2007, we had no employees.

RESULTS OF OPERATIONS

For the three months ended September 30, 2007, we had no revenues and a net loss of $189,607, compared to net income of 234,043 for the same period in 2006. General and administrative expense decreased to $56,532 for the three months ended September 30, 2007 compared to $58,479 for the same period for 2006. This decrease in expenses is primarily attributable to a decrease in accounting and legal fees. The loss is primarily attributable to a decline in the value of the securities owned by the Company.

We had $62,943 of realized loss on securities for the three months ended September 30, 2007 compared to a realized gain on securities of $299,624 for the same period in 2006. We had $65,364 of unrealized loss on securities for the three months ended September 30, 2007 compared to no unrealized losses on securities for the same period in 2006. These variances are primarily due to a decline in the market value of certain marketable securities held by the Company.

For the nine months ended September 30, 2007 and 2006, we had no revenues and a net loss of $317,365 and $148,525, respectively. General and administrative expense increased $35,868 to $221,413 for the nine months ended September 30, 2007 compared to the same period for 2006. This increase is primarily attributable to an increase in accounting and legal fees. In May 2006, we issued 2,000,000 shares valued at $260,000 as payment for related party accounts payable of $100,000 which resulted in a loss on settlement of debt of $160,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had current assets of $352,097 and current liabilities of $623,260, which gives us a negative working capital of $271,163.

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

There are no agreements or understandings between the Company and its officers, directors, principals, affiliates or shareholders with regard to additional loans or other financing arrangements.

As shown in the accompanying financial statements, we incurred a net loss of $317,365 for the nine months ended September 30, 2007 and had negative working capital of $271,163 and an accumulated deficit of $9,532,445 at September 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or merger. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2007.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Claudia Zaman
Claudia Zaman, President, CFO

Date: November 14, 2007