Form 10KSB
period 2007-12-31
CROWN PARTNERS INC
filed 2008-04-24
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number: 33-11986-LA

CROWN PARTNERS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	91-2008803
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9680 W. Tropicana Suite 117, Las Vegas, NV 89147
(Address of principal executive offices)(Zip Code)

Company’s telephone number, including area code: (702) 448-1543

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock, as of December 31, 2007 was 23,757,983. The aggregate number of shares of the voting stock held by non-affiliates was 10,891,343. The market value of these shares, computed by reference to the market closing price on April 9, 2008 was $163,370. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A) General

Crown Partners, Inc. (the “Company”), has been involved in several different businesses. At present, it has three subsidiaries.

B) Narrative Description of Business

The Company has three subsidiaries of which it is the majority shareholder: Crown Equity Holdings Inc. ("CRWE"), Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH").

The Company owns 64% of CEQN, a Nevada corporation traded on the Electronic Bulletin Board under "CEQN". In 2007, CRWE begin selling computer systems for financial traders and is also a licensed resellers for computer components, hardware and software as well as computer accessories. In 2007, Crown continued to advance funds to CRWE to pay CRWE's expenses. The Company anticipates that it will be repaid these advances and loans at the time that CEQN acquires an operating business. In December, 2007, CRWE issued a total of ten million shares of its common stock in satisfaction of approximately $145,000 owed by CRWE to the Company. After the issuance of the shares, the Company advanced an additional $19,910 to CRWE.

The Company owns 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc. (“USV”), a Colorado corporation. USV is a dormant shell company. The Company continues to seek merger candidates for USV.

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

In December, 2007, the Company issued 170,000 shares of its common stock in restricted form, to unrelated parties as compensation for services.

During the year ended December 31, 2006, the Company issued 9,000,000 options to certain officers, directors and consultants. The options are exerciseable over a five year period at $.10 per share. In accordance with SFAS No. 123R, the Company recorded $625,880 of expense in connection with the issuance of these options. None of the options have been transferred as of December 31, 2007.

Employees

As of December 31, 2007, the Company had no employees.

Item 2. Properties.

Prior to August 2007, Crown used office space of a related party on a rent free month to month basis. In August 2007, Crown began leasing office space for $845 per month. The lease expires February 23, 2008. Rent expense for the years ended December 31, 2007 and 2006 were $6,338 and $0, respectively.

Item 3. Legal Proceedings.

There are presently no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol “TELM,” since April, 1999, under the symbol “SNHS” and since January, 2002, under the symbol “CRWP”. The following table reflects the high and low quarterly bid prices for 2007. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the “NASD”) and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period	High Bid	Low Bid
1st Qtr 2007	.08	.05
2nd Qtr 2007	.08	.04
3rd Qtr 2007	.05	.02
4th Qtr 2007	.04	.01

As of December 31, 2007, the Company had 23,757,983 shares of its common stock issued and outstanding, of which 10,891,343 were held by non-affiliates.

The Company’s CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 beneficial shareholders as of March 19, 2008.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company’s will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

Due to the present and ongoing instability in the financial markets, the Company experienced substantial losses in its trading activities in 2007 and prior years. The Company continues to seek business opportunities for itself and its subsidiaries that will allow it and them to generate revenues to fund all their operations but has no suitable candidates under review at the present time. The Company, through its subsidiary, SSH, began generating revenues during 2003 which were not enough to fund and support its Hawaiian operations in the short term and resulted in the Company ceasing its Hawaii operations when the landlord evicted SSH for failing to pay its rent.

The Company will continue to seek suitable merger candidates for its other subsidiaries which should also result in revenues for the Company if mergers are consummated.

In 2007, CRWE minimal other income, although it was not sufficient to completely fund its operations.

The Company does not have adequate working capital for its current operations and will need additional working capital in 2008.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries. The Company is seeking to locate other potential acquisitions for its subsidiaries.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company’s balance sheet as of December 31, 2007 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

In 1999, the Company began operations after two years of being inactive. The Company appointed new management after its initial acquisition and rented office space. In early 2003, the Company, through its subsidiary SSH, began limited operations in Hawaii, which ceased in May, 2005 when SSH was evicted from its leased premises. In July, 2005, the Company sold its approximate 29% interest in National Healthcare Technology, Inc. ("NHT") for $500,000. The Company assumed the outstanding liabilities of NHT totaling approximately $58,000 and NHT's officers and directors, who were also officers and directors of the Company, resigned. In addition, the Company retained 22,800 shares of NHT common stock it had previously been issued by NHT and was issued an additional 905,438 shares of NHT restricted stock. As of December 31, 2006, the Company had disposed of all of its NHT shares.

In December, 2007, the Company’s subsidiary, Crown Equity Holdings Inc., issued ten million shares of its common stock in restricted form in satisfaction of $145,000 which it owed to the Company. Subsequently, the Company advanced an additional $19,910 to Crown Equity.

In December, 2007, the Company issued 170,000 shares of its common stock to unrelated third parties as compensation for services to the Company.

During the year ended December 31, 2006, the Company issued 9,000,000 options to certain officers, directors and consultants. The options are exerciseable over a five year period at $.10 per share. In accordance with SFAS No. 123R, the Company recorded $625,880 of expense in connection with the issuance of these options. No options had been exercised as of December 31, 2007.

For the year ended December 31, 2007, the Company realized a net loss of $423,581, on other income of $14,003, $4,133 in interest income, investment expense of $12,088, realized losses on sales of securities of $74,485, and general and administrative expenses of $355,144. For the year ended December 31, 2006, the Company realized a net loss of $1,032,668 on realized gains from the sale of securities of $205,762, interest income of $5,463, interest expense of $14,930 and general and administrative expenses of $1,288,963. The net loss per share for the years ended December 31, 2007 and 2006 was $.02 and $.05, respectively.

At December 31, 2007, shareholder’s deficit totaled $9,638,661 compared to shareholder’s deficit of $9,215,080 at December 31, 2006. This increase in shareholder’s deficit is due primarily to the Company’s continuing to pay its subsidiaries’ expenses without sufficient income to support these expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had total current assets of $195,380, which consisted of cash of $180,182, accounts receivable of $14,003 and prepaid expenses of $1,195, resulting in negative working capital of $338,732. The Company’s current liabilities of $534,112 consisted of accounts payable of $197,109, accounts payable to a related party of $267,428, advances of $20,000, notes payable to a related party of $36,875, and notes payable of $12,700.

Crown will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in Crown’s operations or liquidity. To the extent that Crown’s operations or liquidity do not improve, Crown may be forced to reduce operations to a level consistent with its available working capital resources. Crown may also have to consider a formal or informal restructuring or reorganization.

As a result of these factors, Crown’s independent accountants have expressed substantial doubt about Crown’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Office and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007

Item 8B  Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Position	Term(s) of Office
Arnulfo Saucedo	Director, CEO	Feb., 2008 to the present

Dr. Sadegh Salmassi	Director	November, 2003 to the present

Steven Onoue	Director	July, 2002 to the present

Montse Zaman	CFO, Secretary	Feb., 2008 to the present

Family Relationships. There are no family relationships between any of the officers and directors except that Mr. Saucedo and Mrs. Zaman are brother and sister.

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

Dr. Salmassi is presently a director of Crown Equity Holdings Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol “CRWE.”

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec™ Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc., since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been a registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.

Mr. Onoue is presently an officer and director of Crown Equity Holdings Inc., a subsidiary of the Company which trades on the OTC Electronic Bulletin Board under the symbol “CRWE.”

ARNULFO SAUCEDO. Mr. Saucedo is a business man and developer and is self-employed. Mr. Saucedo is the brother of Montse Zaman.

Mr. Saucedo is a director of Crown Equity Holdings Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWE.”

MONTSE ZAMAN, Montse Zaman is an administrative assistant for Crown Partners, Inc. and Crown Equity Holdings, Inc. She also works for Zaman & Company as an administrative assistant. She has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexcio

Mrs. Zaman is an officer of Crown Equity Holdings Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWE.”

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

CONFLICTS OF INTEREST

Most of the Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Item 10. Executive Compensation.

During fiscal 2007, and as of the date of the filing of this report, none of the Company’s officers were paid any compensation by the Company. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 23,757,983 shares of the Company’s common stock issued and outstanding on December 31, 2007. No preferred shares were issued and outstanding at December 31, 2007. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address of Beneficial Owner	Amount of Common Shares Currently Owned	Percent
Cede & Co	8,897,572	37.45%
9680 W Tropicana Ave #117
Las Vegas NV 89147

Tisa Capital Corp.	5,670,116	23.87
9680 W Tropicana Ave #117
Las Vegas NV 89147

Steven Onoue (1)	2,163,190	9.10
9680 W Tropicana Ave #117
Las Vegas NV 89147

Phoenix Consulting Services	3,733,334	15.71
9680 W Tropicana Ave #117
Las Vegas NV 89147

Zaman & Company(2)	1,300,000	5.47
9680 W Tropicana Ave #117
Las Vegas NV 89147

Dr. Sadegh Salmassi (1)	0	0.00%
9680 W Tropicana Ave #117
Las Vegas NV 89147

Arnulfo Saucedo (1)	0	0.00%
9680 W Tropicana Ave #117
Las Vegas NV 89147

Montse Zaman (1)(2)	0	0.00%
9680 W Tropicana Ave #117
Las Vegas NV 89147

Officers & directors as a
Group (4 persons)	2,163,190	9.10%

(1) Denotes officer and/or director.

(2) Mrs. Zaman is an officer and director of Zaman & Company but disclaims beneficial ownership of its shares of the Company's common stock.

Changes in Control. There are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions; and Director Independence.

The Company presently leases office space which it shares with its subsidiary, Crown Equity Holdings Inc. The monthly rent is $845 and the parties split the rent. The lease expires in July, 2008. The Company anticipates that this space is sufficient for the near future.

During the year ended December 31, 2007, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

In December, 2007, the Company’s subsidiary, Crown Equity Holdings Inc. issued ten million shares of its common stock in restricted form to the Company in satisfaction of approximately $145,000 which the Company was owed by Crown Equity. At December 31, 2007, the Company had advanced an additional $19,910 to Crown Equity Holdings.

In December, 2007, the Company issued 170,000 shares of its common stock in restricted form to two unrelated parties for services provided to the Company.

The Company’s three directors are independent.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated April 22, 2008

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2007.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

April 23, 2008	/s/ Arnulfo Saucedo
Arnulfo Saucedo, CEO, Director

April 23, 2008	/s/ Dr. Sadegh Salmassi
Dr. Sadegh Salmassi, Director

April 23, 2008	/s/ Steven Onoue
Steven Onoue, Director

April 23, 2008	/s/ Montse Zaman
Montse Zaman, CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Partners, Inc.
Valencia, California

We have audited the accompanying consolidated balance sheet of Crown Partners, Inc. as of December 31, 2007, and the consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Crown’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partners, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Crown has incurred losses through December 31, 2007 and at December 31, 2007 had negative working capital. These conditions raise substantial doubt about Crown's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 22, 2008

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

Assets
Current assets
Cash	$180,182
Accounts receivable	14,003
Prepaid expenses	1,195
Total current assets	195,380

Fixed Assets
Equipment, net of accumulated depreciation	68,753
Total Assets	$264,133

Liabilities & Stockholder's Deficit

Current liabilities
Accounts payable and accrued expenses	$197,109
Accounts payable - related party	267,428
Advances - other	20,000
Note payable - related party	36,875
Note payable	12,700
Total current liabilities	534,112

Commitments and contingencies	-

Stockholders’ deficit:
Convertible preferred stock, $10 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 5,000,000,000 shares
authorized, 23,757,983 shares issued and outstanding	23,758
Additional paid in capital	9,344,924
Accumulated deficit	(9,638,661)
Total stockholder's deficit	(269,979)

Total Liabilities & Stockholders's deficit	$264,133

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

Revenue:	$-	$-

Expenses:
General and administrative	355,144	1,228,963

Net loss from operations	(355,144)	(1,228,963)

Other income (expense):
Other income	14,003	-
Interest income (expense)	4,133	5,463
Investment/interest expense	(12,088)	(14,930)
Realized gain (loss) on securities	(74,485)	205,762
Total other income (expense)	(68,437)	196,295

Net loss	$(423,581)	$(1,032,668)

Net loss per share:	$(0.02)	$(0.05)
Net loss basic and diluted

Weighted average shares outstanding:	23,587,983	22,266,268
Basic and diluted

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
Years Ended December 31, 2007 and 2006

			Additional
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	19,582,293	$19,582	$7,801,874	$(8,182,412)	$(360,956)

Issuance of Common Stock for stock payable	150,000	150	14,850		15,000
Issuance of Common Stock for settlement of related party debt	2,000,000	2,000	258,000		260,000
Issuance of Common Stock for settlement of related party liability	1,855,690	1,856	276,498		278,354
Issuance of Common Stock by subsidiary for settlement of related party liability			255,000		255,000
Issuance of stock options			625,880		625,880
Imputed interest on related party debt			5,592		5,592
Net loss				(1,032,668)	(1,032,668)

Balance, December 30, 2006	23,587,983	23,588	9,237,694	(9,215,080)	46,202

Issuance of common stock for services	170,000	170	3,230		3,400
Issuance of common stock by subsidiary for cash			104,000		104,000
Net loss				(423,581)	(423,581)

Balance, December 31, 2007	23,757,983	$23,758	$9,344,924	$(9,638,661)	$(269,979)

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(423,581)	$(1,032,668)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Operating activities:
Realized gain on sale of marketable securities	74,485	(205,762)
Imputed Interest	-	5,592
Depreciaiton Expense	7,380	-
Common Stock issued for Services	3,400	-
Stock options issued for services	-	625,880
Common stock of subsidiary issued in excess of related party liability	-	73,328
Common stock issued in excess of related party liability	-	252,785
Changes in operating assets and liabilities:
Accounts Receivable	(14,003)	-
Prepaids & Other Assets	(1,195)	-
Investments in marketable securities	(41,534,260)	(23,580,338)
Proceeds from sale of marketable securities	41,459,775	23,854,580
Accounts Payable and accrued expenses	(56,408)	(15,871)
Related Party Accounts Payable	94,630	148,312
Cash flows provided by (used in) operating activities	(389,777)	125,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(76,133)	-
Cash flows used in investing activities	(76,133)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	24,846	-
Note payable - related party, net	36,875
Proceeds from note payable	12,700	-
Proceeds from the sale of subsidiary stock	104,000	-
Cash flows used in financing activities	178,421	-

Net Increase (Decrease) in Cash	(287,489)	125,838
Cash, beginning of period	467,671	341,833
Cash, end of period	$180,182	$467,671

Noncash transactions
Common stock issued for stock payable	$-	$15,000
Common stock issued in satisfaction of related party debt	-	285,569
Common stock issued by subsidiary for debt cancellation	-	181,672

See summary of significant accounting policies and notes to financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The December 31, 2007 consolidated financial statements include the accounts of Crown’s majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Revenue Recognition

Crown recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Crown considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Investments are classified as investments in trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the statement of operations as trading profits when the equity instruments are sold. There were no investments as of December 31, 2007.

Concentrations of Credit Risk

Crown maintains its cash balances at financial institutions that are insured by the federal deposit insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007, Crown’s cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insure limit to be low.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Crown depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets which is typically 3-5 years.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in the years ended December 31, 2007 or 2006.

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

Net Loss Per Share

Crown calculates earnings per share in accordance with Statement of Accounting Standards No. 128, (“SFAS No. 128”). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted-average number of common stock outstanding and diluted earnings per share is computed using the weighted-average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the “Treasury Stock” method. Crown had 9,000,000 option outstanding at December 31, 2007 and at December 31, 2006 with none being issued in 2007.  Basic and diluted net loss per share are the same due to the anti-dilutive effect of the options.

Stock based compensation

Crown adopted SFAS No. 123(R), on January 1, 2006 using the modified prospective method. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Because our marketable securities are valued using quoted prices, we expect SFAS No. 157 to only impact our disclosures. We expect to adopt SFAS No. 157 beginning January 1, 2008.

Crown Equity does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Crown Equity's results of operations, financial position or cash flow.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

At December 31, 2007, Crown had negative working capital. Because of recurring negative equity, Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of December 31, 2007, no acquisition or merger agreements have been closed.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

2007
Medical waste equipment	$424,107
Computer equipment	113,625
537,732
Less accumulated depreciation	468,979
$68,753

The depreciation expense for the years ended December 31, 2007 and 2006 was $7,380 and $0, respectively.

NOTE 5- NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is unsecured, due April 1, 2008 and accrues interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a to be determined in the future conversion price. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum.

NOTE 6 - RELATED PARTY TRANSACTIONS

During May 2006, we issued 2,000,000 shares valued at $260,000 as payment for related party accounts payable of $100,000, which resulted in a loss on settlement of debt of $160,000.

Crown has received funds from an Officer and Director of the company from time to time. In 2005 Crown reached a settlement with him to forgive $54,132 and settle the balance of the $185,569 by issuing 1,855,690 shares of common stock. These shares were issued in April of 2006.

In December 2007, Crown Equity issued 10,000,000 shares of common stock valued at $2,100,000 for the extinguishment of $145,000 in debt to Crown for advances made in previous periods. Accordingly, the value of the stock issued to the parent company was recorded as paid-in-capital and the value of the common stock in excess of the debt was recorded as expense on Crown Equity’s books. These items were eliminated upon consolidation.

Legal services are provided by a related party of the company. For the years ended December 31, 2007 and 2006, Crown recorded $204,425 and $168,422, respectively, in related party legal fees. As of December 31, 2007, $203,403 was outstanding for legal services.

In 2007, $18,000 was paid to a related party consultant.

During December 2007, Crown Equity’s Chief Financial Officer advanced the company $60,500 for the purchase of fixed assets. As of December 31, 2007, $36,875 is outstanding. In addition, $24,846 was owed for reimbursable expenses.

NOTE 7 - COMMON STOCK

During 2007, Crown issued 170,000 shares for services valued at $3,400.

During 2007, Crown’s majority owned subsidiary, Crown Equity Holdings, Inc. issued 1,040,000 shares of Crown Equity’s common stock for cash. This is accounted for as a contribution to capital on Crown’s books.

NOTE 8 - INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2007 are as follows:

Deferred tax assets attributable to:
Total Deferred Tax Benefit	$2,231,290

Valuation Allowance	(2,231,290)
Net Deferred Tax Benefit	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to August 2007, Crown used office space of a related party on a rent free month to month basis. In August 2007, Crown began leasing office space for $845 per month. The lease expires February 23, 2008. Rent expense for the years ended December 31, 2007 and 2006 were $6,338 and $0, respectively.

NOTE 10 - STOCK BASED COMPENSATION

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

Summary information regarding options is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at December 31, 2005	-	$-	$-	-
Granted	9,000,000	$.10	-	5.0
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2006	9,000,000	$.10	-	5.0
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2007	9,000,000	$.10	-	5.0
Exercisable at December 31, 2007	9,000,000	$.10	-	5.0

We adopted SFAS No. 123R effective January 1, 2006. In our statement of operations for the year ended December 31, 2007 and 2006, we recorded $0 and $625,880 respectively of compensation cost for stock option share-based payment arrangements. No stock options were exercised during the year ended December 31, 2007 or the year ended December 31, 2006.

During the year ended December 31, 2006 the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility	245.2%
Expected term (years)	5
Risk-free interest rate	4.51%
Expected dividend yield	—

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

NOTE 11 - SALE OF EQUITY INVESTMENT

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

NOTE 12 - MAJOR CUSTOMERS

In 2007 of 100% of other income was from selling three customers some of our fixed assets that were never placed in service. In 2006, Crown had no major customers.

NOTE 13 - SUBSEQUENT EVENTS

In March of 2008, Crown sold 4,500,000 shares of common stock at $.005 for total proceeds of $22,500.