Form 10-Q
period 2008-03-31
CROWN PARTNERS INC
filed 2008-05-15
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 33-11986-LA

CROWN PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada 91-2008803
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

9680 West Tropicana Suite 113, Las Vegas, Nevada 89147
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

Yes ☒     No ☐

As of May 10, 2008, there were 28,257,983 shares of Common Stock of the issuer outstanding.

 CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash	$116,877	$180,182
Accounts receivable	14,003	14,003
Prepaid expenses	1,195	1,195
Total current assets	132,075	195,380

Fixed Assets
Equipment (net)	62,408	68,753

Total Assets	$194,483	$264,133

Liabilities & Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$191,835	$197,109
Accounts payable - related party	272,301	267,428
Advances - other	20,000	20,000
Notes payable - related party	26,875	36,875
Note payable	12,700	12,700
Total current liabilities	523,711	534,112

Commitments and contingencies	-	-

Stockholders’ Deficit

Convertible preferred stock, $10 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 28,257,983 and 23,757,983 shares issued and outstanding	28,258	23,758
Additional-paid-in-capital	9,362,923	9,344,924
Accumulated deficit	(9,720,409)	(9,638,661)
Total stockholders’ deficit	(329,228)	(269,979)

Total Liabilities & Stockholders' Deficit	$194,483	$264,133

See notes to consolidated financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)
	2008	2007
Revenue:
Service revenue	$572	$-
	572	-
Operating expenses
General and administrative	84,207	75,366

Net loss from operations	(83,635)	(75,366)

Other income (expense):
Interest income	189	2,028
Investment/interest expense	(1,075)	(4,822)
Realized gain on securities	2,772	14,958
Unrealized loss on securities	-	(50,397)
Total other income (expense)	1,886	(38,233)

Net loss	$(81,749)	$(113,599)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	23,757,983	23,587,983

See notes to consolidated financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,749)	$(113,599)
Adjustments to reconcile net loss to cash
used in continuing operations:
Unrealized loss on securities	-	50,397
Realized gain on marketable securities	(2,772)	(14,958)
Depreciation expense	6,345	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(5,275)	(63,218)
Accounts payable - related party	(5,436)	56,957
Purchases of marketable equity securities	(3,660,599)	(4,204,317)
Proceeds from sale of marketable equity securities	3,663,372	3,378,747
Cash flows used in operating activities	(86,114)	(909,991)
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	10,309	-
Stock sold for cash	22,500	-
Payments on note payable - related party	(10,000)	-
Borrowings on margin	-	432,735
Borrowings from third party	-	12,700
Cash flows provided by financing activities	22,809	445,435
Net increase (decrease) in cash	(63,305)	(464,556)
Cash, beginning of period	180,182	464,622
Cash, end of period	$116,877	$66

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

See notes to consolidated financial statements.

CROWN PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Crown Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s December 31, 2007 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end December 31, 2007 as reported on Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the three months ended March 31, 2008, have an accumulated deficit and a working capital deficit as of March 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum. This loan is currently in default.

NOTE 4 - RELATED PARTY TRANSACTIONS

During December 2007, Crown Equity’s Chief Financial Officer loaned the company funds for the purchase of fixed assets. During the first quarter of 2008, the company paid $10,000 on the loan for an outstanding balance of $26,875 as of March 31, 2008 shown as Note Payable – related party in the accompanying financial statements. An additional $10,309 was advances by the Chief Financial Officer to the company to cover current expenses. As of March 31, 2008, $35,154 was owed for reimbursable expenses which have been recorded in accounts payable related party.

Legal services are provided by a related party of the company. As of March 31, 2008, $197,968 was outstanding for legal services.

As of March 31, 2008, $39,179 is owed to related parties from prior year included in accounts payable related party on the balance sheet.

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2008, 4,500,000 shares of common stock were sold for $22,500 in cash proceeds.

NOTE 6 - SUBSEQUENT EVENT

In April 2008, the Board of Directors approved an increase in the authorized common shares from 50,000,000 to 500,000,000.

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

The Company owns 64% of CRWE, a Nevada corporation traded on the Electronic Bulletin Board under "CRWE". In 2007, CRWE begin selling computer systems for financial traders and is also a licensed reseller for computer components, hardware and software as well as computer accessories. In 2007, Crown continued to advance funds to CRWE to pay CRWE's expenses. The Company anticipates that it will be repaid these advances and loans at the time that CRWE acquires an operating business. In December, 2007, CRWE issued a total of ten million shares of its common stock in satisfaction of approximately $145,000 owed by CRWE to the Company.

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

Employees

As of March 31, 2008, the Company had no employees.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007, we had revenues of $572 and no revenues, respectively, and a net loss of $81,749 and $113,599, respectively. General and administrative expense increased $8,841 to $84,207 for the three months ended March 31, 2008 compared to $75,366 for the same period in 2007. This increase is primarily attributable to an increase in accounting and legal fees as well as to the increased expenses of our subsidiary, Crown Equity Holdings.

We realized a gain of $2,772 from the sale of securities for the three months ended March 31, 2008 compared to $14,958 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had a working capital deficit of approximately $391,636. At March 31, 2008, the Company had current assets of $132,075 which consisted of cash of $116,877, an accounts receivable of $14,003 and prepaid expenses of $1,195. The current liabilities of the Company at March 31, 2008 were $523,711 which consisted of accounts payable of approximately $191,835, accounts payable to related parties of $272,301, a note payable of $12,700, advances from other of $20,000 and a note payable from related party of $26,875.

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

The Company's balance sheet as of March 31, 2008 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) There were two reports on Form 8-K filed during the three months ended March 31, 2008, one on February 27, 2008 and one on March 19, 2008.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Arnulfo Saucedo
Arnulfo Saucedo, CEO

By /s/ Montse Zaman
Montse Zaman, CFO

Date: May 14, 2008