Form 10-Q
period 2008-06-30
CROWN PARTNERS INC
filed 2008-08-14
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes: X     No:__

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

As of August 12, 2008, there were 54,257,983 shares of Common Stock of the issuer outstanding.

 CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2008	December 31, 2007
Assets
Current assets
Cash	$28,566	$180,182
Accounts receivable	14,004	14,003
Prepaid expenses	1,195	1,195
Total current assets	43,765	195,380

Fixed assets
Equipment (net)	56,064	68,753

Total assets	$99,829	$264,133

Liabilities & stockholders’ deficit

Current liabilities
Accounts payable and accrued expenses	$214,000	$197,109
Accounts payable - related party	110,961	267,428
Advances - other	41,792	20,000
Notes payable - related party	26,875	36,875
Note payable	12,700	12,700
Total current liabilities	406,328	534,112

Commitments and contingencies	--	--

Stockholders’ deficit

Convertible preferred stock, $10 par value, 10,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.001 par value, 500,000,000 shares authorized, 54,257,983 and 23,757,983 shares issued and outstanding	54,258	23,758
Additional-paid-in-capital	9,738,930	9,344,924

Accumulated deficit	(10,099,687)	(9,638,661)
Total stockholders’ deficit	(306,499)	(269,979)
Total liabilities & stockholders' deficit	$99,829	$264,133

See notes to consolidated financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30, 2008 and 2007
(Unaudited)
	Three months ending June 30			Six months ending June 30
	2008	2007		2008	2007
Revenue:	$10,550		--	$11,122	$--

Cost of goods sold	13,677		--	13,677	--
Operating expenses

General and administrative	403,568		89,515	454,729	164,881
Net loss from operations	(406,695)		(89,515)	(457,284)	(164,881)

Other income (expense):
Interest income	9		1,391	198	3,419
Interest expense	(950)		(2,319)	(950)	(7,141)
Investment income (expense)	(4,687)		--	(2,990)	--
Realized gain (loss) on securities	--		52,070	--	67,028
Unrealized gain (loss) on securities	--		24,214	--	(26,183)
Total other income (expense)	(5,628)		75,356	(3,742)	89,489
Net loss	$(412,323)	$	(14,159)	$(461,026)	$(127,758)

Net loss per share (basic and diluted)	$(0.01)		$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	33,466,774		23,587,983	28,612,379	23,587,983

See notes to consolidated financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(461,026)	$(127,758)
Adjustments to reconcile net loss to cash
used in continuing operations:
Unrealized loss on securities	--	26,183
Realized gain on marketable securities	--	(67,028)
Depreciation expense	12,689	--
Stock based compensation	274,937	--
Purchases of marketable equity securities	--	(34,825,873)
Proceeds from sale of marketable equity securities	--	34,227,212
Changes in assets and liabilities:
Accounts payable and accrued liabilities	16,891	(24,712)
Accounts payable - related party	(29,399)	49,715
Cash flows used in operating activities	(185,908)	(742,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	21,792	--
Stock sold for cash	22,500	--
Payments on note payable - related party	(10,000)	--
Borrowings on margin	--	261,951
Borrowings from third party	--	12,700
Cash flows provided by financing activities	34,292	274,651
Net increase (decrease) in cash	(151,616)	(467,610)
Cash, beginning of period	180,182	467,671
Cash, end of period	$28,566	$61

Supplemental Cash flow information
Interest paid	$--	$--
Income taxes paid	--	--

Noncash Transactions
Common stock issued for accounts payable	$127,070

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the six months ended June 30, 2008, have an accumulated deficit and a working capital deficit as of June 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

During the six months ended June 30, 2007, the Company borrowed $12,700 from an unrelated third party. The loan was due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum. This loan is currently in default.

NOTE 4 - RELATED PARTY TRANSACTIONS

Legal services are provided by a related party of the Company. During the period ending June 30, 2008 the party was issued 26,000,000 shares of common stock with a value of $ 338,000 of which $ 127,070 was applied to an outstanding payable with $210,930 being applied to services. (See Note: 5-Common Stock)

As of June 30, 2008, $110,960 in accounts payable and $26,875 in Notes payable are owed to related parties.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2008, the Company issued 4,500,000 shares of common stock for cash valued at $22,500. During the same period the Company issued 26,000,000 shares of common stock to a related party with a value of $ 338,000 of which $ 127,070 was applied to an outstanding payable with $210,930 being applied to services.

During the six months ended June 30, 2008, Crown’s majority owned subsidiary, Crown Equity Holdings, Inc. issued 100,000 shares of common stock to a related individual for services with a total value of $15,000 and issued 336,668 to four non related individuals for services rendered with a total value of $49,007.

Crown Equity also cancelled 310,020 shares of common stock that had been issued to four former officers and directors of Crown Equity and accounted for them as repurchased for no consideration. All of these transactions are accounted for as a contribution to capital on Crown Partner’s books.

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

Employees

As of June 30, 2008, the Company had no employees.

RESULTS OF OPERATIONS

A. Revenue

For the six months ended June 30, 2008 and 2007, we had revenues of $11,121 and $0, respectively, for a net loss of $461,026 and $127,758, respectively. During the three months period ending June 30, 2008 and 2007 the Company had revenue of $10,550 and zero with a net loss of $ 412,323 and $ 14,159, respectively.

B. General and Administrative Expense

General and administrative expense for the six months ended June 30, 2008 was $ 454,729 compared to $ 164,881 for the same period in 2007. During the three months period ending June 30, 2008 the Company incurred general and administrative expenses of $ 403,568 and $89,515, respectively. The increases are primarily attributable to the Company’s commencing operations as well as increases in legal and accounting fees.

C.  Depreciation.

Depreciation for the six months periods ended June 30, 2008 and 2007 was $12,690 and $ zero in 2007 and for the three months period $ 6,345 in 2008 and zero in 2007. The depreciation is attributable to the fixtures and equipment owned by the Company.

D.  Interest Expense.

The Company incurred interest charges of $950 and $7,141 during the six months ended June 30, 2008 and 2007 and $ 950 and $ 2,319 for the three months period in 2008 and 2007, respectively.

E. Net Loss.

The Company reported a net loss of $461,026 for the six months and $ 412,323 for the three months ended June 30, 2008 as compared to a net loss of $127,758 for the six months and $14,159 for the three months ended June 30, 2007. The higher loss was attributed to the higher general and administrative expense incurred in 2008 over 2007 as part of the starting its present operations.

The Company will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company’s operating results include:

•	market acceptance of and changes in demand for products and services;
•
a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays in customer orders or the failure to retain customers;

•	gain or loss of clients or strategic relationships;
•	announcement or introduction of new services and products by the Company or by its competitors;
•	price competition;
•	the ability to upgrade and develop systems and infrastructure to accommodate growth;
•	the ability to introduce and market products and services in accordance with market demand;
•	changes in governmental regulation; and
•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, could have a material adverse effect on the Company’s business and prospects.

Operating Activities.

The net cash used in operating activities was $185,908 for the six months ended June 30, 2008 compared to net cash used of $742,261 for the six months ended June 30, 2007. The decrease is due primarily to the purchases of securities during 2007.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending June 30, 2008 and zero for the same period ending June 30, 2007.

Financing Activities.

Net cash provided by financing activities was $34,292 for the six month period ending June 30, 2008 and $274,651 for the same period ending June 30, 2007. Financing activities for the period ending June 30, 2008 were lower due to borrowing on margin by the Company in 2007 verses 2008

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had a working capital deficit of approximately $362,563. At June 30, 2008, the Company had current assets of $43,765 which consisted of cash of $28,566, an accounts receivable of $14,004 and prepaid expenses of $1,195. The current liabilities of the Company at June 30, 2008 were $406,328 which consisted of accounts payable and accrued expenses of approximately $214,000, accounts payable to related parties of $110,961, a note payable of $12,700, advances from other of $41,792 and a note payable from related party of $26,875.

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

The Company's balance sheet as of June 30, 2008 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2007.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following sales of unregistered (restricted) securities during the period ending June 30, 2008:

(a) On June 13, 2008, the Company issued 26,000,000 shares of common stock to an individual for the reduction of debt and service. The shares were valued at a total of $338,000 ($0.013 per share).

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2008 the Company filed a definitive 14-C to notify shareholders of a proposal and shareholder vote to increase the total number of authorized shares from 50,000,000 to 500,000,000.

ITEM 5 OTHER INFORMATION

The Company has filed 4 Form 8-K during the quarter ended June 30, 2008. The individual forms ere filed on February 27, 2008, March 30, 2008, June 6, 2008 and June 27, 2008

ITEM 6 EXHIBITS

EXHIBIT 31.1 Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT 32 Certification of Compliance to Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By /s/ Ken Bosket
Ken Bosket, Principal Executive Officer

By /s/ Montse Zaman
Montse Zaman, Principal Financial Officer

Date: August 14, 2008