Form 10-Q
period 2008-09-30
CROWN PARTNERS INC
filed 2008-11-14
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 33-11986-LA

CROWN PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada 91-2008803
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

9663 Saint Claude Avenue, Las Vegas, Nevada 89148
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
Yes: ☒ No:☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 5, 2008, there were 54,257,983 shares of Common Stock of the issuer outstanding.

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets
Cash	$1,514	$180,182
Accounts receivable	—	14,003
Prepaid expenses	350	1,195
Total current assets	1,864	195,380

Fixed assets
Equipment (net)	49,718	68,753
Total assets	$51,582	$264,133

Liabilities & Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$211,885	$197,109
Accounts payable - related party	110,961	267,428
Advances - other	42,689	20,000
Accrued salaries- related parties	23,000	—
Notes payable - related party	43,075	36,875
Note payable	12,700	12,700
Total current liabilities	444,310	534,112

Stockholders’ Deficit

Convertible preferred stock, $10 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 54,257,983 and 23,757,983 shares issued and outstanding	54,258	23,758
Additional paid in capital	9,783,929	9,344,924
Accumulated Deficit	(10,230,915)	(9,638,661)
Total Stockholders’ Deficit	(392,728)	(269,979)
Total Liabilities & Stockholders' Deficit	$51,582	$264,133

See notes to consolidated financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)

	Three months ending		Nine months ending
	September 30		September 30
	2008	2007	2008	2007

Revenue	$—	—	$6,273	$—

Returns	(4,331)
Cost of goods sold	—	—	13,159	—

General and administrative	124,018	56,532	580,153	221,413

Net loss from operations	(128,349)	(56,532)	(587,039)	(221,413)

Other income (expense):
Realized gain (loss) on sale of securities	-	(62,943)	-	4,085
Unrealized loss on marketable securities	-	(65,364)	-	(91,547)

Interest income	(1,836)	79	(3,222)	3,498
Interest expense	(1,044)	(4,847)	(1,944)	(11,988)

Total other income (expense)	(2,880)	(133,075)	(5,216)	(95,952)

Net loss	$(131,229)	$(189,607)	$(592,255)	$(317,365)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	54,257,983	23,587,983	37,272,635	23,584,983

See notes to consolidated financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2008 and 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,255)	$(317,365)
Adjustments to reconcile net loss to cash
used in continuing operations:
Unrealized loss on securities	—	91,547
Realized gain on marketable securities	—	(4,085)
Depreciation expense	19,035	—
Stock based compensation	304,937	—
Purchases of marketable equity securities	—	(41,469,240)
Proceeds from sale of marketable equity securities	—	41,031,904
Changes in assets and liabilities:
Prepaid expense	845	(1,195)
Accounts receivable	14,003	—
Accounts payable and accrued liabilities	37,776	(60,832)
Accounts payable - related party	(14,398)	100,958
Cash flows used in operating activities	(230,057)	(628,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	22,689	-
Stock sold for cash	22,500	-
Notes payable - related party	6,200	-
Borrowings on margin	-	148,965
Borrowings from third party	-	12,700
Cash flows provided by financing activities	51,389	161,665

Net increase (decrease) in cash	(178,668)	(466,643)
Cash, beginning of period	180,182	467,671
Cash, end of period	$1,514	$1,028

Supplemental cash flow information:
Interest paid	$-	$11,988
Income taxes paid	-	-

Noncash Transactions
Common stock issued for accounts payable	$142,070	$-

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the nine months ended September 30, 2008, have an accumulated deficit and a working capital deficit as of September 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

During the nine months ended September 30, 2007, the Company borrowed $12,700 from an unrelated third party. The loan was due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum. This loan is currently in default.

NOTE 4 - RELATED PARTY TRANSACTIONS

Legal services are provided by a related party of the Company. During the nine months ending September 30, 2008 the party was issued 26,000,000 shares of common stock with a value of $ 338,000 of which $ 127,070 was applied to an outstanding payable with $210,930 being applied to services. (See Note: 5-Common Stock)

As of September 30, 2008, $110,961 in accounts payable and $ 43,075 in Notes payable is owed to related parties.

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2008, the Company issued 4,500,000 shares of common stock for cash valued at $22,500. During the same period the Company issued 26,000,000 shares of common stock to a related party with a value of $ 338,000 of which $ 127,070 was applied to an outstanding payable with $210,930 being applied to services.

During the nine months ended September 30, 2008, Crown’s majority owned subsidiary, Crown Equity Holdings, Inc. issued 600,000 shares of common stock to two related individuals with a total value of $60,000 and issued 336,668 to four non related individuals for services rendered with a total value of $49,134. Of the $60,000 issued , $45,000 was for services and $15,000 was for settlement of prior year accounts payable.

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

Employees

As of September 30, 2008, the Company had no employees.

RESULTS OF OPERATIONS

A. Revenue

For the nine months ended September 30, 2008 and 2007, we had revenues of $6,273 and $0, respectively, for a net loss of $592,255 and $317,365, respectively. During the three months period ending September 30, 2008 and 2007 the Company had no revenue with returns from previous sales of $4,331 and zero with a net loss of $ 131,229 and $ 189,607, respectively.

B. General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2008 was $561,118 compared to $ 221,413 for the same period in 2007. During the three months period ending September 30, 2008 the Company incurred general and administrative expenses of $117,673 and $56,532, respectively. The increases are primarily attributable to the Company’s commencing operations as well as increases in legal and accounting fees.

C.  Depreciation.

Depreciation for the nine months periods ended September 31, 2008 and 2007 was $19,035 and zero in 2007 and for the three months period $ 6,345 in 2008 and zero in 2007. The depreciation is attributable to the fixtures and equipment owned by the Company.

D.  Interest Expense.

The Company incurred interest charges of $2,573 and $11,988 during the nine months ended September 30, 2008 and 2007 and $ 2,880 and $ 4,847 for the three months period in 2008 and 2007, respectively.

E. Net Loss.

The Company reported a net loss of $592,255 for the nine months and $ 131,229 for the three months ended September 30, 2008 as compared to a net loss of $317,365 for the nine months and $ 189,607 for the three months ended September 30, 2007. The higher loss was attributed to the higher general and administrative expense incurred in 2008 over 2007 as part of the starting its present operations.

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

Operating Activities.

The net cash used in operating activities was $230,057 for the nine months ended September 30, 2008 compared to net cash used of $628,308 for the nine months ended September 30, 2007. The decrease in 2008 is due primarily to the purchases of securities during 2007 that did not occur in 2008.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending September 30, 2008 and zero for the same period ending September 30, 2007.

Financing Activities.

Net cash provided by financing activities was $51,389 for the nine month period ending September 30, 2008 and $161,665 for the same period ending September 30, 2007. Financing activities for the period ending September 30, 2008 were lower due to borrowing on margin by the Company in 2007 compared to none in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had a working capital deficit of approximately $442,446. At September 30, 2008, the Company had current assets of $1,864 which consisted of cash of $1,514 and prepaid expenses of $350. The current liabilities of the Company at September 30, 2008 were $444,310 which consisted of accounts payable and accrued expenses of approximately $211,885, accounts payable to related parties of $110,961, a note payable of $12,700, advances from other of $42,689, accrued salaries of $23,000, a note in default of $12,700 and a note payable from related party of $43,075.

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

The Company's balance sheet as of September 30, 2008 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the period ending September 30, 2008:

(a) On September 13, 2008, the Company issued 26,000,000 shares of common stock to individuals for the reduction of debt and service. The shares were valued at a total of $338,000 ($0.013 per share).

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 11, 2008 the Company filed a definitive 14-C to notify shareholders of a proposal and shareholder vote to increase the total number of authorized shares from 50,000,000 to 500,000,000.

ITEM 5. OTHER INFORMATION.

The Company has filed 4 Form 8-K during the quarter ended September 30, 2008. The individual forms were filed on February 27, 2008, March 30, 2008, September 6, 2008 and September 27, 2008

ITEM 6. EXHIBITS

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

Date: November 13, 2008