Form 10-K
period 2008-12-31
CROWN PARTNERS INC
filed 2009-03-11
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 33-11986-LA

CROWN PARTNERS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	91-2008803
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9663 St Claude Avenue, Las Vegas, NV 89148
(Address of principal executive offices)(Zip Code)

Company’s telephone number, including area code: (702) 448-1543

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock, as of March 10, 2009 was 54,257,983. The aggregate number of shares of the voting stock held by non-affiliates was 52,094,793. The market value of these shares, computed by reference to the market closing price on March 10, 2009 was $520,948. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The Company owns 64% of CEQN, a Nevada corporation traded on the Electronic Bulletin Board under "CEQN". In 2007, CRWE began selling computer systems for financial traders and is also a licensed reseller for computer components, hardware and software as well as computer accessories. In 2008, Crown continued to advance funds to CRWE to pay CRWE's expenses. The Company anticipates that it will be repaid these advances and loans at the time that CEQN acquires an operating business. In December, 2007, CRWE issued a total of ten million shares of its common stock in satisfaction of approximately $145,000 owed by CRWE to the Company. After the issuance of the shares, the Company advanced an additional $19,910 to CRWE.

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

During the year ended December 31, 2006, the Company issued 9,000,000 options to certain officers, directors and consultants. The options are exercisable over a five year period at $.10 per share. In accordance with SFAS No. 123R, the Company recorded $625,880 of expense in connection with the issuance of these options. There have been no options granted, exercised, transferred or forfeited during the fiscal year 2008 or 2007.

Employees

As of December 31, 2008, the Company had no employees.

Item 2. Properties.

Prior to August 2007, Crown used office space of a related party on a rent free month to month basis. In August 2007, Crown began leasing office space for $845 per month. The lease expired July 31, 2008. From that date through December 31, 2008, Crown used office space of a related party on a rent free month to month basis. Rent expense for the years ended December 31, 2008 and 2007 were $8,450 and $6,338, respectively.

Item 3. Legal Proceedings.

The Company and its subsidiary have pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  The Company has not accrued any amounts related to this contingency.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock has been traded on the OTC Electronic Bulletin Board since Spring, 1996 under the symbol “TELM,” since April, 1999, under the symbol “SNHS” and since January, 2002, under the symbol “CRWP”. The following table reflects the high and low quarterly bid prices for 2008. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the “NASD”) and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period	High Bid	Low Bid
1 st Qtr 2008	.02	.01
2 nd Qtr 2008	.02	.01
3 rd Qtr 2008	.01	.01
4 th Qtr 2008	.01	.01

As of December 31, 2008, the Company had 54,257,983 shares of its common stock issued and outstanding, of which 10,891,343 were held by non-affiliates.

The Company’s CUSIP number is 85847R108. The Company has authorized a total of 50,000,000 shares of common stock, par value $.001. The Company has authorized a total of 10,000,000 shares of preferred stock, par value $10.00 and presently has no shares of preferred stock issued and outstanding. The Company estimates that it has in excess of 300 beneficial shareholders as of March 10, 2009.

Item 6. Selected Financial Data

None

Item 7. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-K, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company’s will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

Due to the present and ongoing instability in the financial markets, the Company experienced substantial losses in its trading activities in 2008 and prior years. The Company continues to seek business opportunities for itself and its subsidiaries that will allow it and them to generate revenues to fund all their operations but has no suitable candidates under review at the present time. The Company, through its subsidiary, SSH, began generating revenues during 2003 which were not enough to fund and support its Hawaiian operations in the short term and resulted in the Company ceasing its Hawaii operations when the landlord evicted SSH for failing to pay its rent.

The Company will continue to seek suitable merger candidates for its other subsidiaries which should also result in revenues for the Company if mergers are consummated.

In 2008, CRWE had minimal income, although it was not sufficient to completely fund its operations.

The Company does not have adequate working capital for its current operations and will need additional working capital in 2009.

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

The Company’s balance sheet as of December 31, 2008 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

In December, 2007, the Company’s subsidiary, Crown Equity Holdings Inc., issued ten million shares of its common stock in restricted form in satisfaction of $145,000 which it owed to the Company. Subsequently, the Company advanced an additional $19,910 to Crown Equity.

In December, 2007, the Company issued 170,000 shares of its common stock to unrelated third parties as compensation for services to the Company.  In 2008, the Company issued 4,500,000 shares of its common stock for $22,500 and 26,000,000 shares to a related party for services and for accounts payable.

For the year ended December 31, 2008, the Company realized a net loss of $604,834, on income of $23,190, interest income of $198, interest expense of $2,927, and operating expenses of $607,954. For the year ended December 31, 2007, the Company realized a net loss of $423,581, other income of $14,003 realized loss from the sale of securities of $74,485, interest income of $4,133, and operating expenses of $355,144. The net loss per share for the years ended December 31, 2008 and 2007 was $.01 and $.02, respectively.

At December 31, 2008, shareholder’s deficit totaled $10,243,495 compared to shareholder’s deficit of $9,638,661 at December 31, 2007. This increase in shareholder’s deficit is due primarily to the Company’s continuing to pay its subsidiaries’ expenses without sufficient income to support these expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had total current assets of $3,293, which consisted of cash of $2,943 and prepaid expenses of $350, resulting in negative working capital of $448,242. The Company’s current liabilities of $451,535 consisted of accounts payable of $207, 039, accounts payable to a related party of $113,897, advances of $42,689, notes payable to a related party of $51,210, salaries payable of $ 23,000 and notes payable of $13,700.

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

As a result of these factors, Crown’s independent registered public accounting firm has expressed substantial doubt about Crown’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

Item 8.   Financial Statements.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Item 9B   Other Information

None.

Part III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Position	Term(s) of Office
Arnulfo Saucedo-Bardan age is 37	Chairman of the Board, Director	February, 2008 to the present

Kenneth Bosket	CEO, Director	June 2008 to the present

Steven Onoue age is 50	Director	July, 2002 to the present

Montse Zaman age is 34	CFO, Secretary	February, 2008 to the present

Family Relationships. There are no family relationships between any of the officers and directors except that Mr. Saucedo-Bardan and Mrs. Zaman are brother and sister.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

KENNETH BOSKET. Kenneth Bosket has been working with Crown Trading Systems, Inc., a wholly owned subsidiary of Crown Equity Holdings, Inc. for 9 months before being appointed Crown Equity Holdings, Inc. CEO in June of 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University. Mr. Bosket is also a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

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

ARNULFO SAUCEDO-BARDAN. Mr. Saucedo-Bardan is a business man and developer and is self-employed. Mr. Saucedo-Bardan is the brother of Montse Zaman. Mr. Saucedo-Bardan is a director of Crown Equity Holdings Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWE.”

MONTSE ZAMAN, Montse Zaman is an administrative assistant for Crown Partners, Inc. and Crown Equity Holdings, Inc. She also works for Zaman & Company as an administrative assistant. She has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexcio. Mrs. Zaman is an officer of Crown Equity Holdings Inc., a subsidiary of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWE.”

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

CONFLICTS OF INTEREST

Most of the Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 hours per month. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 11. Executive Compensation.

During year ended December 31, 2008, and as of the date of the filing of this report, the following Company’s officers were paid compensation by the Company.

•	Montse Zaman CFO received $ 31,300 paid directly and $ 6,000 paid to the Montse Zaman Irrevocable Trust for a total of $37,300.

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

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company, or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

There were 54,257,983 shares of the Company’s common stock issued and outstanding on December 31, 2008. No preferred shares were issued and outstanding at December 31, 2008. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or owns or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address of Beneficial Owner	Amount of Common Shares Currently Owned	Percent
Cede & Co	8,712,088	16.06%
9663 St Claude Avenue
Las Vegas NV 89148

Tisa Capital Corp.	5,670,116	10.45%
9663 St Claude Avenue
Las Vegas NV 89148

Steven Onoue (1)	2,163,190	3.99%
9663 St. Claude Avenue
Las Vegas NV 89147

Phoenix Consulting Services	3,733,334	6.88%
9663 St Claude Avenue
Las Vegas NV 89148

Zaman Family Trust	26,000,000	47.92%
9663 St Claude Avenue
Las Vegas NV 89148

Kenneth Bosket (1)	0	0.00%
9663 St Claude Avenue
Las Vegas NV 89148

Arnulfo Saucedo-Bardan (1)	0	0.00%
9663 St Claude Las Vegas NV 89148

Montse Zaman (1)	0	0.00%
9663 St Claude Avenue
Las Vegas NV 89148

Nasrin Montazer	4,500,000	8.29%
6993 St Claude Avenue
Las Vegas NV 89148

Officers & directors as a
Group (4 persons)	2,163,190	3.99%

(1)	Denotes officer and/or director.

Change in Control. There are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.   Certain Relationships and Related Transactions; and Director Independence.

In 2007, the Company shared office space with its subsidiary, Crown Equity Holdings Inc. The monthly rent was $845 and the parties would split the rent. The lease expired in July, 2008. Currently, office space is provided free by a related party on a month to month basis.

During the year ended December 31, 2008, the Company continued to pay certain expenses and obligations of its subsidiaries in order that they could continue to operate. In the event that these subsidiaries are acquired or merged into other entities, the Company anticipates being repaid for these advances. However, in the event that these companies are never merged or acquired, the Company may never be repaid. In addition, the Company may not continue to have the ability to continue advancing funds for operations for these entities. In the event that the Company cannot continue to fund their operations, these subsidiaries may cease to operate and exist.

In December, 2007, the Company’s subsidiary, Crown Equity Holdings Inc. issued ten million shares of its common stock in restricted form to the Company in satisfaction of approximately $145,000 which the Company was owed by Crown Equity. At December 31, 2008, the Company’s to Crown Equity Holdings totaled $63,226.

In December, 2007, the Company issued 170,000 shares of its common stock in restricted form to two unrelated parties for services provided to the Company.

In April 2008 the Company issued 4,500,000 shares of restricted common stock to one individual for cash.

In June 2008 the Company issued 26,000,000 shares of restricted common stock to legal counsel and former director for accounts payable and services. Subsequent to the issuance the shares were transferred to the Zaman Family Trust of which the recipient claims no direct or indirect interest.

Item 14. Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone & Bailey, PC, Certified Public Accountants and Consultants.

	2008	2007
Audit fees	$18,715	$30,350
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

Item 15.   Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated March 10, 2009

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2008.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company’s fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

March 10, 2009	/s/Arnulfo Saucedo-Bardan
Arnulfo Saucedo-Bardan, Chairman of the Board, Director

March 10, 2009	/s/ Kenneth Bosket
Kenneth Bosket, CEO, Director

March 10, 2009	/s/Montse Zaman
Montse Zaman, CFO, Director

March 10, 2009	/s/Steven Onoue
Steve Onoue, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Partners, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Crown Partners, Inc. (“the Company”) as of December 31, 2008 and 2007, and the consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Crown Partners, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Partners, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown Partner’s Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, The Company has incurred losses through December 31, 2008 and at December 31, 2008 had negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 10, 2009

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
Current assets	December 31, 2008	December 31, 2007
Cash	$2,943	$180,182
Accounts receivable	--	14,003
Prepaid expenses	350	1,195
Total current assets	3,293	195,380

Fixed assets
Equipment, net of accumulated depreciation	43,373	68,753
Total Assets	$46,666	$264,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$207,039	$197,109
Accounts payable - related party	113,897	267,428
Advances - other	42,689	20,000
Note payable - related party	51,210	36,875
Salaries payable	23,000	-
Note payable	13,700	12,700
Total current liabilities	451,535	534,112

Commitments and contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, $10 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 5,000,000,000 shares
authorized, 54,257,983 and 23,757,983 shares issued and outstanding, respectively	54,258	23,758
Additional paid in capital	9,784,368	9,344,924
Accumulated deficit	(10,243,495)	(9,638,661)
Total stockholder's deficit	(404,869)	(269,979)

Total Liabilities & Stockholders’ Deficit	$46,666	$264,133

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$23,190	$-

Cost of revenues	17,341	-

Gross profit	5,849	-

Operating expenses:
Other general and administrative	582,574	347,764
Depreciation expense	25,380	7,380

Net loss from operations	(607,954)	(355,144)

Other income (expense):
Other income	--	14,003
Interest income	198	4,133
Investment/interest expense	(2,927)	(12,088)
Realized (loss) on securities	-	(74,485)
Total other income (expense)	2,729	(68,437)

Net loss	$(604,834)	$(423,581)

Net loss per share:	$(0.01)	$(0.02)
Net loss basic and diluted

Weighted average shares outstanding:	41,553,873	23,587,983
Basic and diluted

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
Years Ended December 31, 2008 and 2007

			Additional
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 30, 2006	23,587,983	$23,588	$9,237,694	$(9,215,080)	$46,202

Issuance of common stock for services	170,000	170	3,230		3,400
Issuance of common stock by subsidiary for cash			104,000		104,000
Net loss				(423,581)	(423,581)

Balance, December 31, 2007	23,757,983	23,758	9,344,924	(9,638,661)	(269,979)

Issuance of common stock for accounts payable	9,774,692	9,775	117,296		127,071
Issuance of common stock for notes payable	1,221,925	1,222	14,663		15,885
Issuance of common stock for services	15,003,383	15,003	180,041		195,044
Issuance of common stock for cash	4,500,000	4,500	18,000		22,500
Issuance of common stock by subsidiary for accounts payable			15,000		15,000
Issuance of common stock by subsidiary for services			94,134		94,134
Cancellation of common stock by subsidiary			310		310
Net loss				(604,834)	(604,834)

Balance, December 31, 2008	54,257,983	$54,258	$9,784,368	$(10,243,495)	$(404,869)

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(604,834)	$(423,581)
Adjustments to reconcile net loss to cash (used in) operating activities:
Realized loss on sale of marketable securities	--	74,485
Depreciation expense	25,380	7,380
Common stock issued for services	195,044	3,400
Common stock of subsidiary issued for services	94,135	-
Stock cancelled	310	-
Changes in operating assets and liabilities:
Accounts Receivable	14,003	(14,003)
Prepaid	845	(1,195)
Investments in marketable securities	--	(41,534,260)
Proceeds from sale of marketable securities	--	41,459,775
Accounts payable and accrued expenses	9,930	(56,408)
Accrued salaries payable	23,000	--
Related party accounts payable	13,387	94,630
Cash flows used in operating activities	(228,801)	(389,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	--	(76,133)
Cash flows used in investing activities	--	(76,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	13,727	24,846
Note payable - related party, net	14,335	36,875
Proceeds from note payable	1,000	12,700
Proceeds from the sale of stock	22,500	--
Proceeds from the sale of subsidiary stock	--	104,000
Cash flows provided by financing activities	51,562	178,421

Net (Decrease) in Cash	(177,239)	(287,489)
Cash, beginning of period	180,182	467,671
Cash, end of period	$2,943	$180,182

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Noncash transactions:
Common stock issued for accounts payable	$127,071	$-
Common stock issued by subsidiary for subsidiary accounts payable	15,000	-
Common stock issued in satisfaction of related party debt	15,885	-

See summary of significant accounting policies and notes to financial statements.

CROWN PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Crown Partners, Inc., (“Crown”) a Nevada corporation, was incorporated on November 3, 1986. Crown was originally incorporated as Ed Phills, Inc. and its name was changed to Vegas Ventures, Inc., Telemall Communications, Inc. and subsequently to Stein's Holdings, Inc. Crown was a development stage company until 1999, when it acquired the following companies and became an active company:

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

Nature of Business

Crown Partners, Inc.'s main activities and sources of income were derived from daily trading in the stock markets and currently has no primary business activity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Crown’s majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Revenue Recognition

Crown recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Crown considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Investments are classified as investments in trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the statement of operations as trading profits when the equity instruments are sold. There were no investments as of December 31, 2008.
Concentrations of Credit Risk

Crown maintains its cash balances at financial institutions that are insured by the federal deposit insurance Corporation (“FDIC”). At December 31, 2007, Crown’s cash balances exceeded the amount insured by the FDIC. During the year ended December 31, 2008 balances were less than the insured amount.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in the years ended December 31, 2008 or 2007

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Crown records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Net Loss Per Share

Crown calculates earnings per share in accordance with Statement of Accounting Standards No. 128, (“SFAS No. 128”). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted-average number of common stock outstanding and diluted earnings per share is computed using the weighted-average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the “Treasury Stock” method. Crown had 9,000,000 option outstanding at December 31, 2008.  Basic and diluted net loss per share is the same due to the anti-dilutive effect of the options.

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

Crown does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

At December 31, 2008, Crown had negative working capital. Because of recurring negative equity, Crown will require additional working capital to develop and/or renew its business operations.

Crown intends to raise additional working capital either through private placements, public offerings and/or bank financing. Crown is also identifying merger and/or acquisition candidates. As of December 31, 2008, no acquisition or merger agreements have been closed.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	2008	2007
Office and computer equipment	76,134	76,134
Less accumulated depreciation	(32,761)	(7,380)
	$43,373	68,753

The depreciation expense for the years ended December 31, 2008 and 2006 was $25,380 and $7,380, respectively.

NOTE 5- NOTE PAYABLE

During the quarter ended March 31, 2007, a subsidiary borrowed $12,700 from an unrelated third party. The loan is unsecured, due April 1, 2008 and accrues interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a to be determined in the future conversion price. Beginning April 1, 2008 the note accrues interest at 18% per annum. On December 12, 2008 a subsidiary borrowed $1,000 from an unrelated party. The note is an unsecured demand note bearing no interest.

 NOTE 6 - RELATED PARTY TRANSACTIONS

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

Legal services are provided by a related party of the company. For the years ended December 31, 2008 and 2007, Crown recorded $15,000 and $204,425, respectively, in related party legal fees. In June, 2008 the Company issued 26,000,000 to the related party for accounts payable of $127,071, a note payable of $15,885 and legal services of $195,044 for a total value of $338,000.  In October 2008 the party assigned the shares to the Zaman Family Trust of which the party has no direct or indirect interest. The party resigned as director and officer during 2008.

In 2007, $18,000 was paid to a related party consultant. During the period ended December 31, 2008 the Company paid two related parties $49,800 in consulting fees.  Consulting fees in the amount of $23,000 have been accrued for related parties.

For the year ended December 31, 2008, accounts payable related parties are due to in the amount of $55,897, in the amount of $39,179, and Montse Zaman, Chief Financial Officer, in the amount of $18,822.

For the year ended December 31, 2008, advances from related parties are due to in the amount of $20,000 to Nano and Montse Zaman, Chief Financial Officer, in the amount of $22,689.

NOTE 7 - COMMON STOCK

During 2007, Crown issued 170,000 shares for services valued at $3,400.

During 2007, Crown’s majority owned subsidiary, Crown Equity Holdings, Inc. issued 1,040,000 shares of Crown Equity’s common stock for cash. This is accounted for as a contribution to capital on Crown’s books.

 In March of 2008, Crown sold 4,500,000 shares of common stock at $.005 for total proceeds of $22,500, issued 9,774,692 common shares valued at $127,071 for accounts payable, 15,003,383 common shares valued at $195,044 for services and 1,221,925 common shares valued at $15,885 for advances from related parties.

In 2008 the Crown Equities, Inc. issued 836,668 shares of common stock valued at $94,135 for services, 100,000 shares of common stock valued at $15,000 for accounts payable and cancelled 310,020 shares of common stock valued at par or $310.

NOTE 8 - INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. Net operating losses estimated $6.8 million as of December 31, 2008 and expire 20 years from when incurred.

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 are as follows:

Deferred tax assets attributable to:

Total Deferred Tax Benefit	$2,338,614

Valuation Allowance	(2,338,614)
Net Deferred Tax Benefit	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to August 2007, Crown used office space of a related party on a rent free month to month basis. In August 2007, Crown began leasing office space for $845 per month. The lease expired February 23, 2008. Rent expense for the years ended December 31, 2008 and 2007 were $8,450 and $6,338, respectively.

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

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

Summary information regarding options is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at December 31, 2006	9,000,000	$.10	$-	5.0
Granted	-	$-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2007	9,000,000	$.10	-	5.0
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2008	9,000,000	$.10	-	5.0
Exercisable at December 31, 2008	9,000,000	$.10	-	5.0

We adopted SFAS No. 123R effective January 1, 2006. In our statement of operations for the year ended December 31, 2008 and 2007, we recorded $0 and $0 respectively of compensation cost for stock option share-based payment arrangements. No stock options were exercised during the year ended December 31, 2008 or the year ended December 31, 2007.

NOTE 11 – SUBSEQUENT EVENTS

On January 5, 2009, a subsidiary of the Company issued a $ 2,000 demand note to a non related party bearing no interest.

On February 23, 2009 Crown Equity Holdings, Inc. issued 2,791,000 shares of common stock for debt and services:
The Company issue 290,000 shares of common stock to four individuals for debt and accrued expenses with a total value of $29,000 ($0.10 per share).
The Company issued 2,501,000 shares of common stock to 10 individuals with a total value of $ 250,100 ($0.10 per share).