Form 10-Q
period 2009-03-31
CROWN PARTNERS INC
filed 2009-05-13
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                                   Yes:  ☒  No: ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 13, 2009, there were 54,257,983 shares of Common Stock of the issuer outstanding.

CROWN PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash	$5,412	$2,943
Prepaid expenses	350	350

Fixed assets
Equipment (net)	37,028	43,373

Total Assets	$42,790	$46,666

Liabilities & Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$36,906	$207,039
Accounts payable - related party	74,886	113,897
Advances - other	22,689	42,689
Notes payable - related party	53,860	51,210
Salaries payable	4,850	23,000
Note payable	15,700	13,700
Total current liabilities	208,891	451,535

Stockholders’ Deficit

Convertible preferred stock, $10 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 5,000,000,000 shares
authorized, 54,257,983 shares issued and outstanding	54,258	54,258
Additional-paid-in-capital	10,102,647	9,784,368
Accumulated deficit	(10,323,006)	(10,243,495)
Total stockholders’ deficit	(166,101)	(404,869)

Total Liabilities & Stockholders' Deficit	$42,790	$46,666

The accompanying notes are an integral part of the unaudited consolidated financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Service revenue	$9,004	$572
Cost of revenues	1,364	--
Gross profit	7,640	572

Operating expenses:
General and administrative	263,056	77,862
Depreciation	6,345	6,345
Net loss from operations	(261,761)	(83,635)

Other income (expense):
Interest income	--	189
Investment/interest expense	(766)	(1,075)
Realized gain on securities	--	2,772
Gain on debt forgiveness	25,175	--
Gain on sale of non operating subsidiaries	157,841	--
Total other income	182,250	1,886

Net Loss	$(79,511)	$(81,749)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	54,257,983	23,757,983

The accompanying notes are an integral part of the unaudited consolidated financial statements

CROWN PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,511)	$(81,749)
Adjustments to reconcile net loss to cash
used in continuing operations:
Stock issued by subsidiary for services	225,100	-
Realized gain on marketable securities	--	(2,772)
Depreciation expense	6,345	6,345
Gain on debt forgiveness	(23,856)	-
Gain on debt forgiveness by subsidiary	(1,319)	-
Gain on sale of subsidiary	(157,841)	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	18,883	(5,275)
Accounts payable - related party	167	(5,436)
Purchases of marketable equity securities	--	(3,660,599)
Proceeds from sale of marketable equity securities	--	3,663,372
Salaries payable	4,850	--
Cash flows used in operating activities	(7,182)	(86,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	(20,000)	10,309
Stock sold for cash	25,000	22,500
Note payable - related party	2,650	(10,000)
Borrowings from third party	2,000	-
Cash flows provided by financing activities	9,650	22,809
Net increase (decrease) in cash	2,468	(63,305)
Cash, beginning of period	2,944	180,182
Cash, end of period	$5,412	$116,877

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

Common stock issued for accounts payable and accrued liabilities	29,000	-
Contribution to capital for write off of intercompany payable to non operating subsidiaries that were disposed of	39,179	-

The accompanying notes are an integral part of the unaudited consolidated financial statements

CROWN PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Crown Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit and a working capital deficit as of March 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2009 a subsidiary of the Company issued 2,791,000 shares of common stock at $0.10 per share. The shares were issued as follows:
•	250,000 issued for cash of $25,000
•	60,000 issued for accounts payable of $6,000
•	230,000 issued for accrued compensation payable of $23,000
•	2,251,000 issued for compensation of which 1,810,000 shares valued at $181,000 were issued to four related parties

Note 4 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

NOTE 5 – SALE OF SUBSIDIARIES

In March, 2009 the Company sold two of its interest in Universal Services and Acquisitions, Inc and Sanitec of Hawaii, Inc. to an independent third party. The sale of the Company’s interest in both entities resulted in a gain of $157,841. Both companies were sold for no consideration other than the buyer’s assumption of the net liabilities of both companies.  Both companies have been dormant for some time with neither operating at the time of sale.  The liabilities assumed by the buyer that were third party were treated as a gain totaling $157,841 and the liabilities that were related party were treated as contributed capital totaling $39,179.

NOTE 6 – GAIN ON FORGIVENESS OF DEBT

The statute of limitations allows a debtor to write off any debt owed a third party that has not been active for a specific length of time. Statutes of limitation vary by state ranging from 4 to 6 years except for 2 states in which the Company believes it has not done business. The Company has been carrying various accounts payable with gestation of 8 years and more.  During the period ending March 31, 2009 the Company elected to write off these various accounts payable totaling $25,175.

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

OVERVIEW

A) General

Crown Partners, Inc. (the “Company” or “Crown”), has been involved in several different businesses.  At present, it has one subsidiary.

B) Narrative Description of Business

The Company has one subsidiary of which it is the majority shareholder: Crown Equity Holdings Inc. ("CRWE"). During the period ended March 31, 2009 the Company sold Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH") to an independent third party.

The Company owns 64% of CRWE, a Nevada corporation traded on the Electronic Bulletin Board under "CRWE".  In 2007, CRWE began selling computer systems for financial traders and is also a licensed reseller for computer components, hardware and software as well as computer accessories.  In 2007, the Company continued to advance funds to CRWE to pay CRWE's expenses.  The Company anticipates that it will be repaid these advances and loans at the time that CRWE acquires an operating business.  In December, 2007, CRWE issued a total of ten million shares of its common stock in satisfaction of approximately $145,000 owed by CRWE to the Company.

The Company owned 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc. (“USV”), a Colorado corporation. USV is a dormant shell company.  The Company sold USV in March 2009 to an independent third party

In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii.  The operations of SSH ceased in May, 2005 when SSH was evicted from its plant in Hawaii. The Company sold SSH in March 2009 to an independent third party.

Employees

As of March 31, 2009, the Company had no employees.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008, we had revenues of $9,004 and $572, respectively, and a net loss of $79,511 and $81,749, respectively.  General and administrative expense was $263,056 for the three months ended March 31, 2009 compared to $77,862 for the same period in 2008.  This increase is primarily attributable to an increase in accounting and legal fees as well as to the increased expenses of our subsidiary, Crown Equity Holdings.

The Company realized a gain on debt forgiveness of $25,175 during the period ended March 31, 2009.  The gain was due to a write down of accounts payable that has exceeded the statute of limitations. No such gain was recognized during the period in 2008.  The Company realized a gain on the sale of subsidiaries of $157,841 during the period ended March 31, 2009.  The gain was due to the sale of two subsidiaries to an independent third party. No such gain was recognized during the period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had a working capital deficit of approximately $203,129.  At March 31, 2009, the Company had current assets of $5,762 which consisted of $5,412 in cash and $350 in prepaid expenses. The current liabilities of the Company at March 31, 2009 were $208,891 which consisted of accounts payable of approximately $36,906, accounts payable to related parties of $74,886, notes payable of $15,700, advances from other of $22,689, salaries payable of $4,850 and a note payable from related party of $53,860.

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

The Company's balance sheet as of March 31, 2009 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.  As a result of these factors, Crown's independent accountants have expressed substantial doubt about Crown's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that Crown will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009 the Company’s subsidiary, Crown Equity Holdings issued 250,000,000 shares of restricted common stock with a value of $ 25,000 ($0.10 per share) for cash

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

There were no reports on Form 8-K filed during the quarter ended March 31, 2009.

ITEM 6. EXHIBITS

EXHIBIT 31.1 Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT 32 Certification of Compliance to Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PARTNERS, INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

By:	/s/ Montse Zaman
Montse Zaman, CFO

Date: May __, 2009