Form 10-Q
period 2009-06-30
TaxMasters, Inc.
filed 2009-08-13
CIK 811036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[_]     TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 33-11986-LA

TAXMASTERS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-2008803
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

900 Town & Country Lane, Suite 400, Houston, Texas 77024
(Address of principal executive offices)

(281) 497-5937
(Issuer's telephone number)

Crown Partners, Inc.
9663 St. Claude Avenue, Las Vegas, Nevada 89148
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes [_]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [_] Yes [_] No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_] Non-accelerated filer [_]	Accelerated filed [_] Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [_]   No [X]

As of August 13, 2009, there were 303,712,899 shares of Common Stock of the issuer outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
TAXMASTERS, INC.
(formerly known as Crown Partners, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$12,194	$2,943
Prepaid	--	350
Total current assets	12,194	3,293

Fixed assets
Equipment (net)	34,411	43,373
Total Assets	$46,605	$46,666

Liabilities & Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$32,602	$207,039
Accounts payable - related party	68,738	113,897
Advances from related party	22,689	42,689
Notes payable - related party	53,860	51,210
Salaries payable	23,100	23,000
Note payable	15,700	13,700
Total current liabilities	216,689	451,535

Stockholders’ Deficit

Convertible preferred stock, $.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 1,000,000,000 authorized, 2,712,899 * shares issued and outstanding	2,713	2,713
Additional-paid-in-capital	10,156,949	9,835,913
Accumulated deficit	(10,329,746)	(10,243,495)
Total stockholders’ deficit	(170,084)	(404,869)

Total Liabilities & Stockholders' Deficit	$46,605	$46,666

The accompanying notes are an integral part of the unaudited consolidated financial statements

TAXMASTERS, INC.
(formerly known as Crown Partners, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service revenue	$79,353	$10,550	$88,358	$11,122
Cost of revenues	529	13,677	1,893	13,677
Gross profit	78,824	(3,127)	86,465	(2,555)

Operating expenses:
General and administrative	64,964	397,223	331,303	442,040
Depreciation	6,428	6,345	12,773	12,689
Net income (loss) from operations	7,432	(406,695)	(257,611)	(457,284)

Other income (expense):
Other income	459	--	244	--
Investment (expense)	--	(4,687)	--	(2,990)
Interest income	--	9	--	198
Interest expense	(475)	(950)	(1,241)	(950)
Realized loss on securities, net	(13,223)	--	(9,725)	--
Gain on debt forgiveness	(934)	--	24,241	--
Gain on sale of non operating subsidiaries	--	--	157,841	--
Total other income (expense)	(14,173)	(5,628)	171,360	(3,742)

Net income (loss)	$(6,741)	$(412,323)	$(86,251)	$(461,026)

Net loss per share (basic and diluted)	$0.00	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding (basic and diluted) *	2,712,899	1,673,339	2,712,899	1,430,619

The accompanying notes are an integral part of the unaudited consolidated financial statements

TAXMASTERS, INC.
(formerly known as Crown Partners, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,251)	$(461,026)
Adjustments to reconcile net loss to cash
used in continuing operations:
Stock issued by subsidiary for services	225,100	274,937
Depreciation expense	12,773	12,689
Gain on debt forgiveness	(22,922)	-
Gain on debt forgiveness by subsidiary	(1,319)	-
Gain on sale of subsidiaries	(157,841)	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	14,403	16,891
Accounts payable - related party	(5,981)	(29,399)
Salaries payable	23,100	--
Prepaid	350
Cash flows used in operating activities	1,412	(185,908)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,811)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	(20,000)	21,792
Stock sold for cash	25,000	22,500
Note payable - related party	2,650	(10,000)
Borrowings from third party	2,000	-
Cash flows provided by financing activities	9,650	34,292
Net increase (decrease) in cash and cash equivalents	9,251	(151,616)
Cash, beginning of period	2,943	180,182
Cash, end of period	$12,194	$28,566

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

NonCash Transactions:
Common stock issued for accounts payable and accrued liabilities	29,000	127,070
Common stock issued for acquisition of vehicle	2,000	-
Contribution to capital for write off of intercompany payable to non operating subsidiaries that were disposed of	39,179	-

The accompanying notes are an integral part of the unaudited consolidated financial statements

TAXMASTERS, INC.
(formerly known as Crown Partners, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of TaxMasters, Inc. (formerly known as Crown Partners, Inc.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit and a working capital deficit as of June 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2009, a subsidiary of the Company issued 2,891,000 shares of common stock at $.02 -$0.10 per share. The shares were issued as follows:

•	250,000 issued for cash of $25,000
•	60,000 issued for accounts payable of $6,000
•	230,000 issued for accrued compensation payable of $23,000
•	2,251,000 issued for compensation of $225,100 of which 1,980,000 shares valued at $198,000 were issued to four related parties
•	100,000 issued for the purchase of a vehicle from a related party for $2,000

The Company authorized a 20:1 reverse stock split and adjusted the number of authorized shares from the first day of the first period presented – see Note 8.

NOTE 4 – CONTINGENCIES

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

NOTE 6 – GAIN ON FORGIVENESS OF DEBT

The statute of limitations allows a debtor to write off any debt owed a third party that has not been active for a specific length of time. Statutes of limitation vary by state ranging from 4 to 6 years except for 2 states in which the Company believes it has not done business. The Company has been carrying various accounts payable with gestation of 8 years and more.  During the period ending June 30, 2009, the Company elected to write off these various accounts payable totaling $22,922. In addition a subsidiary of the Company elected to write off various payables totaling $1,319.

NOTE 7 – RELATED PARTY TRANSACTIONS

Crown Equity’s Chief Financial Officer has advanced Crown Equity money for various purposes. As of June 30, 2009 Crown Equity was indebted to the Chief Financial Officer for notes payable of $53,860, advances of $22,689 and accounts payable of $12,841 for a total indebtedness of $89,390.

During the six months ended, June 30, 2009 Crown Equity issued 1,980,000 shares of common stock to four related parties for compensation with a value of $198,000

NOTE 8 – SUBSEQUENT EVENT

Subsequent events through August 13, 2009 are as follows:

On July 27, 2009, the Company declared a 20 to 1 reverse split of the Company’s common stock and reduced the number of authorized shares to 25,000,000. The par value of the common stock was not affected by the reverse stock split. The effect of the reverse stock split changed the issued and outstanding shares of the company to 2,712,899.

On August 4, 2009 the Company closed a share exchange agreement with TaxMasters, Inc. under which all of the following occurred: (i) the Company amended its Articles of Incorporation changing its name to “TaxMasters, Inc”, increased authorized shares of common stock to 1,000,000,000, par value $.001 and increasing authorized shares of undesignated preferred stock to 500,000,000, par value $.001, (ii) the Company issued 301,000,000 shares of its common stock to the sole stockholder of TaxMasters, Inc. in exchange for all of the issued and outstanding shares of common stock of TaxMasters, Inc. as a result of which TaxMasters became a wholly-owned subsidiary of the Company; (iii) the Company issued 1,000 shares of its Control Series of Preferred Stock to the TaxMasters sole stockholder which give the sole stockholder the authority to designate a majority of the Company's board of directors for a five year period; (iv)  the sole stockholder has the right to earn up to an additional 299,000,000 shares of the Company's common stock during the next  five years based on a formula calculated on the net profits of the Company; and  (v)  the Company's current board of directors and officers resigned effective with the closing and concurrently appointed TaxMasters sole stockholder as a director.  This transaction will be accounted for as a reverse merger whereby Tax Masters, Inc. is considered the accounting acquirer and the historical and future financial statements will be those of Tax Masters, Inc. since the Company will discontinue their primary business activity of daily trading in the stock market.

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

OVERVIEW

A)     General

TaxMasters, Inc. (the “Company” or “TaxMasters”), has been involved in several different businesses.  At present, it has one subsidiary.

B)     Narrative Description of Business

The Company has one subsidiary of which it is the majority shareholder: Crown Equity Holdings Inc. ("CRWE"). During the period ended June 30, 2009 the Company sold Universal Services & Acquisitions, Inc. ("USV"), and Sanitec Services Ltd. ("SSH") to an independent third party.

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

The Company owned 90% of the issued and outstanding shares of Universal Services & Acquisitions, Inc. (“USV”), a Colorado corporation. USV is a shell company.  The Company sold USV in March 2009 to an independent third party

In November, 2001, the Company acquired Sanitec(TM) Services of Hawaii, Inc. ("SSH"), a privately held Hawaiian corporation, developed to engage in medical waste collection and treatment in Honolulu, Hawaii.  The operations of SSH ceased in May, 2005 when SSH was evicted from its plant in Hawaii. The Company sold SSH in March 2009 to an independent third party.

Employees

As of June 30, 2009, the Company had no employees.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2009, we had revenues of $79,353 and $88,358 verses $10,550 and $11,122 for the same periods in 2008. During the three and six months period ending June 30, 2009 the Company realized  net loss of $6,741 and $86,251 compare to a net loss of $ 412,323 and $461,026 during the same periods in 2008.  General and administrative expense incurred were $ 64,964 for the three months and $331,303 for the six months ending June 30, 2009 compared to $397,223 and $442,040 for the same periods in 2008.  This decrease is primarily attributable to a reduction of expenses incurred in our subsidiary, Crown Equity Holdings.

The Company realized a gain on debt forgiveness of $22,922 plus a gain on debt forgiveness in its subsidiary of $1,319 totaling $24,241 during the six months ended June 30, 2009.  The gain was due to a write down of accounts payable that has exceeded the statute of limitations. No such gain was recognized during the period in 2008.  The Company realized a gain on the sale of subsidiaries of $157,841 during the period ended June 30, 2009.  The gain was due to the sale of two subsidiaries to an independent third party. No such gain was recognized during the period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had a working capital deficit of approximately $204,495.  At June 30, 2009, the Company had current assets of $12,194 which consisted of $3,068 in cash and marketable securities of $9,126. The current liabilities of the Company at June 30, 2009 were $216,689 which consisted of accounts payable and accrued expense of $32,602, accounts payable from related party of $68,738, notes payable of $15,700, advances from other of $22,689, salaries payable of $23,100 and a note payable from related party of $53,860.

TaxMasters will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. There can be no assurances that these measures will result in an improvement in TaxMasters' operations or liquidity. To the extent that TaxMasters's operations or liquidity do not improve, TaxMasters may be forced to reduce operations to a level consistent with its available working capital resources.  TaxMasters may also have to consider a formal or informal restructuring or reorganization.

The Company's balance sheet as of June 30, 2009 reflects limited assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.  As a result of these factors, TaxMasters's independent accountants have expressed substantial doubt about TaxMasters' ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that TaxMasters will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, nor include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  TaxMasters has not accrued any amounts related to this contingency.

ITEM 1A.     RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, the Company’s subsidiary, Crown Equity Holdings, issued 250,000 shares of restricted common stock with a value of $ 25,000 ($0.10 per share) for cash.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

During the period ending June 30, 2009 the Company filed an 8-K for a Plan or Reorganization, a 14-C Information Statement on a planned reorganization and a 14-F Information Statement.

ITEM 6.     EXHIBITS

EXHIBIT 31.1   Section 302 Certification of Principal Executive Officer

EXHIBIT 31.2   Section 302 Certification of Principal Financial Officer

EXHIBIT 32.1   Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2   Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAXMASTERS, INC.

By /s/ Patrick Cox Patrick Cox, CEO By /s/ Chris Koscinski Chris Koscinski, CFO

Date: August 13, 2009