Form 10-Q
period 2009-09-30
TaxMasters, Inc.
filed 2009-11-23
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-11986-LA

TAXMASTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2008803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Town & Country Lane, Suite 400, Houston, TX 77024
(Address of principal executive offices)

(281) 497-5937
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of issuer’s outstanding common stock, $0.001 par value, as of November 23, 2009 was 339,117,105.

TAXMASTERS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings	24
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 - Defaults Upon Senior Securities	24
Item 4T - Submission of Matters to a Vote of Security Holders	24
Item 5 - Other Information	24
Item 6 - Exhibits	24

SIGNATURES	25

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TaxMasters, Inc.
 BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,636,172	$3,683,467
Short-term investments	735,502	306,414
Accounts receivable trade, net	12,638,002	5,722,585
Deferred tax asset	4,239,847	-
Note receivable	400,000	-

Total current assets	22,649,523	9,712,466

PROPERTY AND EQUIPMENT, net	1,522,792	192,074
INVESTMENTS	-	413,168
OTHER ASSETS	17,000	17,000

TOTAL ASSETS	$24,189,315	$10,334,708

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses:	$1,553,448	$1,764,996
Accounts payable related parties	385,000	-
Deferred revenue	7,278,258	8,942,759
Capital lease obligation	365,349	71,706
Note payable to related party	1,000,000

Total current liabilities	10,582,055	10,779,461

LONG TERM DEBT
Capital lease obligations, net of current portions	1,111,838	139,193
Deferred rent, net of current portions	257,625	119,888
Deferred revenue, net of current portions	16,019,478	7,954,266
Note payable to related party, net current portion	4,773,526	-

Total liabilities	32,744,522	18,992,808

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, convertible, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued
and outstanding at September 30, 2009	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 338,787,105 and 301,000,000 shares issued and
outstanding at September 30, 2009 and December 31, 2008, respectively	338,787	301,000
Additional paid-in capital	1,239,542	(301,001)
Accumulated deficit	(10,133,537)	(8,658,100)

Total stockholders' deficit	(8,555,207)	(8,658,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,189,315	$10,334,708

See accompanying notes to financial statements.

TaxMasters, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

REVENUES, net	$8,212,414	$7,975,655	$26,970,767	$14,385,985

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	6,097,665	3,538,358	13,831,942	7,982,027
Compensation	4,660,630	1,902,082	11,119,290	5,176,418
Depreciation	57,387	26,659	94,617	79,978

Total operating costs and expenses	10,815,682	5,467,099	25,045,849	13,238,423

NET INCOME (LOSS) FROM OPERATIONS	(2,603,268)	2,508,556	1,924,918	1,147,562

OTHER INCOME (EXPENSE):
Interest income	10,531	15,031	31,893	19,381
Interest expense	(11,775)	(29,068)	(31,153)	(29,068)

Total other income (expense)	(1,244)	(14,037)	740	(9,687)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,604,512)	2,494,519	1,925,658	1,137,875

Income tax benefit	(4,239,847)	-	(4,239,847)	-

NET INCOME	$1,635,335	$2,494,519	$6,165,505	$1,137,875

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.01	$0.02	$0.00
Diluted	$0.01	$0.01	$0.02	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	324,411,448	301,000,000	308,889,572	301,000,000
Diluted	324,411,448	301,000,000	308,889,572	301,000,000

See accompanying notes to financial statements.

TaxMasters, Inc.
 STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,165,505	$1,137,875
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax asset	(4,239,847)	-
Depreciation and amortization	94,617	79,978
Deferred rent	137,737	119,888
Common stock issued to employees for service	1,578,330	-
Changes in operating assets and liabilities:
Accounts receivable	(6,915,417)	(2,385,577)
Accounts payable and accrued liabilities	(15,465)	129,460
Accounts payable to related parties	142,495	-
Deferred revenue	6,400,711	4,175,428

Net cash provided by operating activities	3,348,666	3,257,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(15,920)	(715,115)
Issuance of note receivable	(400,000)	-
Purchase of fixed assets	(26,445)	-

Net cash used in investing activities	(442,365)	(715,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(86,180)	(58,245)
Repayment of note payable to related party	(523,290)	-
Distributions to shareholders	(1,344,126)	(1,200,142)

Net cash used in financing activities	(1,953,596)	(1,258,387)

NET CHANGE IN CASH AND CASH EQUIVALENTS	952,705	1,283,550

CASH AND CASH EQUIVALENTS—Beginning of period	3,683,467	1,650,513

CASH AND CASH EQUIVALENTS—End of period	$4,636,172	$2,934,063

Supplemental schedule for cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest	$27,831	$29,068

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$1,398,890	$135,814
Issuance of note payable to related party due to conversion from S to C corp	$6,296,816	$-

See accompanying notes to financial statements.

TaxMasters, Inc.
Statement of  Stockholders' Deficit (Unaudited)
For the nine months ended
 September 30, 2009

	Preferred Stock		Common Stock
	Preferred Shares	Par Value $.001 $ Amount	Common Shares	Par Value $.001 $ Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2008	1,000	$1	301,000,000	$301,000	$(301,000)	$(8,658,100)	$(8,658,100)

Distribution to stockholder of undistributed tax retained earnings prior to conversion from S to C corp						(7,640,942)	(7,640,942)

Effect of recapitalization for reverse merger transaction on August 4, 2009	1,000	1	2,712,899	2,713	(2,713)		-

Stock issued to employees for services			35,074,206	35,074	1,543,256		1,578,330

Net income				-		6,165,505	6,165,505

Balance at September 30, 2009	1,000	$1	338,787,105	$338,787	$1,239,542	$(10,133,537)	$(8,555,207)

See accompanying notes to financial statements.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements information reflects financial information of Crown Partners, Inc. (now known as TaxMasters, Inc.) (“Company”) and TaxMasters, Inc (“TaxMasters”).  On August 4, 2009 the Company (formerly known as Crown Partners, Inc.), a Nevada corporation, closed a share exchange agreement with TaxMasters, Inc. under which all of the following occurred: (i) the Company amended its Articles of Incorporation changing its name to “TaxMasters, Inc”, increased authorized shares of common stock to 1,000,000,000, par value $0.001 and increased authorized shares of undesignated preferred stock to 500,000,000, par value $0.001, (ii) the Company issued 301,000,000 shares of its common stock to the sole stockholder of TaxMasters, Inc. (the “TaxMasters Stockholder”) in exchange for all of the issued and outstanding shares of common stock of TaxMasters, Inc. as a result of which TaxMasters became a wholly-owned subsidiary of the Company; (iii) the Company issued 1,000 shares of its Control Series of Preferred Stock to the TaxMasters Stockholder which give the TaxMasters Stockholder the authority to designate a majority of the Company's board of directors for a five year period; (iv)  the TaxMasters Stockholder has the right to earn up to an additional 299,000,000 shares of the Company's common stock during the next  five years based on a formula calculated on the net profits of the Company;  (v)  the Company's then-current board of directors and officers resigned effective with the closing and concurrently appointed the TaxMasters Stockholder as a director; and (vi) the Company sold all of the shares of Crown Equity Holdings, Inc. (“Crown Equity”), which prior to the closing was a majority-owned operating subsidiary of the Company.  The accompanying unaudited interim financial statements included herein reflect the above transaction which has been accounted for as a reverse merger whereby Tax Masters, Inc. is considered the accounting acquirer and the historical and future financial statements will be those of Tax Masters, Inc. since the Company discontinued its primary business activity conduct through Crown Equity, which was to develop, sell, and produce computer systems which are capable of running multiple monitors from one computer.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements of TaxMasters and notes thereto contained in the Amendment No. 1 to Form 8-K filed with the SEC on October 20, 2009.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain re-classification of prior period amounts has been made to conform to the current presentation. The re-classification had no impact on stockholders' deficit and net income.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  TaxMasters uses the proportionate completion method for revenue recognition.  With this method, we determine our revenue by gathering the completion points of six major services rendered by the company.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  Revenue is recognized when it is earned, typically when our services have been rendered.  Upon execution of an agreement, if services have not been provided then the amount to be paid under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  There were no common stock equivalents outstanding as of September 30, 2009 and 2008.

Recently Adopted Accounting Pronouncements

On April 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) on interim disclosures about fair value of financial instruments.  This guidance amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance if certain requirements are met. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, this guidance requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify its effects, if practicable. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB concerning the reporting of subsequent events.  The guidance’s intent is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   This guidance became effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance authorized the FASB Accounting Standards Codification as the sole source for authoritative United States of America Generally Accepted Accounting Principals (“U.S. GAAP”).  This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Pronouncements (continued)

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements.  The guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. This guidance removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance will become effective for the Company beginning July 1, 2010, with early adoption permitted. The Company is in the process of evaluating the impact of the adoption of the guidance.

Note 3 - Certificates of Deposit

The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits. The balance of this account consists of CDs with original maturities greater than three months and is classified as short-term investments in balance sheet. $735,502 of CDs matured and was rolled over into new CDs during the nine months ended September 30, 2009.

Note 4 - Note Receivable

On May 5, 2009, the Company entered into a one year loan agreement with a non US corporation in the amount of $400,000.  The note bears a 1% interest rate, with interest payable each six months. The note is expected to be fully paid on or before June 30, 2010.

Note 5 - Capital Lease Obligations

The Company acquired equipment under long-term leases with two to five year terms, generally bearing interest rates from 2.4% to 26%.  For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 5 - Capital Lease Obligations (continued)

		September 30	December 31
Year		2009	2008
2005	Capital lease to a company in monthly installments of approximately $201 including interest, secured by computer equipment, maturing in September 2009	-	$455
2006	Capital leases to a company in monthly installments of approximately $2,427 including interest, secured by computer equipment, with maturity dates ranging from January 2009 to June 2010.	2,545	21,065
2007	Capital leases to a company in monthly installments of approximately $4,560 including interest, secured by computer equipment, with maturity dates ranging from January to August 2010.	12,706	83,382
2008	Capital lease to a company in monthly installments of approximately $4,947 including interest, secured by computer equipment, with maturity dates ranging from January 2011 to March 2012.	70,625	105,997
2009	Capital lease to a company in monthly installments of approximately $26,363, including 2.4% of interest, secured by equipment, with maturity dates ranging from February to July 2014	1,391,311	-
	Total Lease Obligation	1,477,187	210,899
	Less: current portion	365,349	71,706
	Capital lease obligation, net of current portion	$1,111,837	$139,193

Future payments under these capital lease arrangements are as follows:

2009	$105,434
2010	393,086
2011	336,976
2012	294,985
2013	278,530
Thereafter	162,476
Total future payments	1,571,487
Less: amount representing interest	94,300
Present value of net minimum lease payments	$1,477,187

Note 6 - Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2009, the Company issued 35,074,206 common shares to employees for services rendered for estimated value of $1,578,330 and expensed as compensation in the statements of operations.  The shares were issued as follows:

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 6 - Stockholders’ Deficit (continued)

●	On August 4, 2009, 32,704,000 common stock shares were issued to six executives under their employment agreements. These were "signing bonus" shares.
●	On August 4, 2009, 500,000 common stock shares were issued evenly to 5 directors for services.
●	On August 4, 2009, 1,870,206 common stock shares were issued to various rank and file employees in recognition to services to the company.

Stock Options

On August 4, 2009, the Company authorized and approved (i) the 2009 TaxMasters Stock Option Plan of the Company (“Non-Qualified Plan”), (ii) the 2009 TaxMasters Incentive Stock Option Plan (‘ISO Plan”) and (iii) TaxMasters 2009 Stock Bonus Plan (“Bonus Plan”).  The authorized shares and prices are still to be determined for each plan and as of September 30, 2009, no options or stock grants have been authorized or granted under any of the three plans.

Distributions

For the nine months ended September 30, 2009, the Company or its wholly-owned subsidiary, TaxMasters, made distributions to the TaxMasters Stockholder of $1,344,126, before the reverse merger transaction.  For the nine months ended September 30, 2008, the Company made distributions to the TaxMasters formerly known as TMIRS Enterprises, LP Stockholder of $1,200,142, respectively.   In addition to the current year distributions, the company distributed prior year’s undistributed previously taxed earnings, in amount of $6,296,816, and this amount was then loaned back to the Company. During the nine months ended September 30, 2009, $523,290 was distributed as payment of this loan. (see Note 7 below for details).

Note 7 - Note Payable to Related Party

In August 2009, the Chief Executive Officer, loaned the Company $6,296,816, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.  For the nine months ended September 30, 2009 the Company repaid $523,290.  Interest expense is accrued and expensed monthly.

Note 8 - Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate its income taxes.  The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes.  Such differences may result in deferred tax assets and/or liabilities, which are included within the balance sheet.  Prior to the reverse merger of August 4, 2009, the Company was taxed as a Sub-S corporation and was not subject to corporate taxes which created a deferred tax asset when the Sub-S corporation was converted to a C corporation and converted from cash basis to accrual basis for tax purposes.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 8 - Income Taxes (continued)

The components of the current tax asset are as follows:

Calculation of 481 tax regulation adjustment:

Account Receivable on July 31, 2009	$9,253,479
Deferred Revenue on July 31, 2009	(21,485,678)
Accounts Payable on July 31, 2009	(762,587)
Estimate loss for Corporation	(12,994,786)
Estimate tax rate	34%
Deferred Tax Asset – current	$(4,418,227)
Income tax payable	$178,380
Deferred Tax Asset – net & current	$(4,239,847)

Current tax liability:
Income before taxes	$1,925,658
Adjustments :
Income not subject to Corporate tax	(2,979,349)
Stock base compensation	1,578,330
Adjusted income subject to corporate tax	524,639
34%
Income tax payable	$178,380

Income taxes provisions (benefits):
Current deferred tax benefit	$(4,418,227)
Current provision for income tax	178,380
Income tax provision (benefit)	$(4,239,847)

The Company will treat for tax purposes any of the unused benefit through the 2009 tax year as a net operating tax loss carry forward.   The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary.  As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of September 30, 2009.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 9 - Related Party Transactions

The Company incurs certain business development and entertainment expenses related to brand image development, employee retention, necessary entertainment, and certain expenses related to its community relations activities that are paid to companies owned by one or more of the corporate executives.  It is believed that these costs are reasonable and approximate the costs of similar activities with unrelated parties.

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $671,530 and $225,000 for the nine months ended September 30, 2009 and 2008, respectively, for advertising costs incurred.  In addition, the outstanding balance due to the affiliated company as of September 30, 2009 was $385,000.

In addition, the Company has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were $427,280 and $209,393 for the nine months ended September 30, 2009 and 2008, respectively.  There were no outstanding balances due to this related entity as of September 30, 2009.

Note 10 - Commitments and Contingencies

Leases

The Company has two separate lease agreements.  The Company leased its main office space in Houston, Texas under a lease agreement that commenced in December 2006 and expires February 2014.  In addition, there were two expansion leases entered into for this property in January and March 2008 which both expire in May 2014.  The aggregate monthly lease payments are $25,162.  In July 2009, The Company entered into an additional lease agreement for office space in Houston, Texas through December 31, 2014   Monthly lease payment under this agreement are $0 for the first six months, $67,431 for the months seven through twenty-six, $74,422 for months twenty-seven through forty-six, and $85,413 thereafter.

The future minimum lease payments are as follows:

Year Ended:
2009	$75,484
2010	1,043,679
2011	1,141,125
2012	1,211,881
2013	1,290,022
Thereafter	1,184,930
$5,947,121

Total rent expense for the nine months ended September 30, 2009 and 2008 was approximately $394,638 and $174,580, respectively.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 10 - Commitments and Contingencies (continued)

Deferred Rent

The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the ordinary course of business.  The Company has recorded an expense of $67,363 in the financial statements for potential loss resulting from legal proceeding for the nine months ended September 30, 2009. Management believes that no other pending legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Note 11 - Subsequent Events

On November 12, 2009, the Company issued 330,000 common shares to a non-employee for services rendered and valued at $379,500.

These interim financial statements were approved by management and the Company’s Board of Directors and were issued on November 23, 2009.  Subsequent events have been evaluated through this date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

Forward Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including:  (a) our ability to retain and add qualified personnel with the proper tax and IRS experience and business acumen, (b) our ability to execute our business plan, (c) our ability to successfully compete against numerous competitors, some of whom are larger and better financed than us, (d) the amount and timing of operating costs and capital expenditures relating to the expansion of our business, (e) the implementation of our marketing programs and (f) general economic conditions specific to our industry.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Recent Developments

On November 10, 2009, TaxMasters, Inc. announced the commencement of its implementation of a proprietary system to increase productivity and improve customer service.  The system, known as P3, cataloged and analyzed TaxMasters’ internal Processes, Procedures, and Policies (P3) in an effort to identify and target opportunities to increase efficiency.  The P3 Report was finalized in April 2009 and consists of a comprehensive assessment including efficiency recommendations linked to objective standards and measurable criteria. After experimental implementation of the recommended changes in the early second quarter of 2009, TaxMasters has seen steady improvements in workflow, speed of service, and customer service management throughout the second and third quarters of 2009.

Overview

History

We are TaxMasters, Inc., a Nevada corporation formerly known as Crown Partners, Inc. (the “Company” or “we”, “our” or “us”).  On August 4, 2009, the Company acquired all of the outstanding shares of common stock of TaxMasters, Inc., (the "Target"), a Nevada corporation, in an exchange of shares of its common stock and certain preferred stock for all of the issued and outstanding shares of the Target under Section 368(a)(1)(B) of the Internal Revenue Code (the “Share Exchange”).  As a result of the Share Exchange the sole stockholder of the Target acquired control of the Company through the receipt of approximately 99.1% of the Company’s 303,712,899 then-issued and outstanding shares of common stock.  As a result of the Share Exchange, the Target became a wholly-owned subsidiary of the Company.

Our Company

We are a tax resolution company engaged in the business of assisting taxpayers with matters at the Internal Revenue Service (“IRS”), especially the resolution of disputes and assessments and the settlement of tax liabilities.  We are a firm of experienced tax professionals that help our clients solve their Federal tax problems, ranging from filing delinquent tax returns to settling tax debts.  Our tax professionals include tax attorneys, Certified Public Accountants, Former IRS agents, Licensed Tax Preparers and other tax professionals who are authorized to practice before the IRS.  Our tax professionals are experienced in analyzing and providing solutions to even the most complicated tax problems and guiding clients through the bureaucracy of the IRS.

Our tax professionals have the skill and knowledge to reduce our client’s tax liabilities and solve their IRS tax problems.  We use the rules established by the Internal Revenue Code and IRS regulations to help our clients resolve matters at the IRS.  Our tax professionals help our clients reduce taxes, eliminate penalties and get representation before the IRS.  We help our clients understand how they developed their tax problems they have and help them fix the entire problem that caused their tax debt.  We can often reduce the tax our clients owe even before attempting to develop a tax strategies with the IRS.

Through our tax professionals, we offer the following services:

●	Get our clients into compliance with their obligation to file income tax returns and pay back taxes due;
●	Reduce taxes by reducing penalties and interest on tax debts;
●	Settle our client’s tax debt for the lowest amount possible under the law;
●	Stop IRS wage garnishments;
●	Stop IRS property seizure;
●	Defend our client in an IRS audit or IRS criminal investigation;
●	Recover seized funds; and
●	Remove an IRS levy or lien.

Description of Revenues

We offer our clients a no-charge initial consultation regarding their tax problems.  The free initial consultation enables our tax consultants to get information from the potential client about his or her tax problem and understand the nature of the problem.  From the initial consultation, we can determine what services and forms the client will need and we can present a cost estimate for the client.

We charge our clients a fee based on the type of tax problem we are addressing and the service we are providing:  (i) an IRS collection matter, (ii) preparing or amending tax returns (including schedules), (iii) negotiated settlements and/or (iv) audits.  In addition, some of our rates will vary depending on whether our client is an individual or a business.  Built into all of our fees are the initial consultation we have with the IRS to determine all of the client’s problems and the preparation by us of a findings letter outlining the tax problems.  In addition to the fee, certain services will require our tax consultants to interact with the IRS, such as a settlement negotiation or an audit, for which we charge our clients additional consulting fees.  We may provide our services on a “pay-as-you-go” basis and an installment plan.

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  The Company uses the proportionate completion method for revenue recognition.  With this method, we determine our revenue by gathering the completion points of six major services rendered by the Company.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  Revenue is recognized when it is earned, typically when our services have been rendered.  Upon execution of an agreement, if services have not been provided then the amount to be paid under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.

Description of Expenses

Our expenses include the following: (i) Costs of services, which consists primarily of salaries and benefits to our tax consultants, customer service consultants, outside services and professional fees used to provide our tax services, including associated marketing expenses; (ii) Marketing costs (a significant portion of which consists of our advertising expense); and (iii) General administrative costs, which consists of overhead expenses, such as rent, utilities and telecommunications.

We currently have no material research and development expenses.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	Nine Months ended September 30,
Statement of Operations Data:	2009		2008
Total revenue	$26,970,767	100.0%	$14,385,985	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	13,831,942	51.3%	7,982,027	55.5%
Compensation	11,119,290	41.2%	5,176,418	36.0%
Depreciation	94,617	0.4%	79,978	0.6%
Total Operating expenses	25,045,849	92.9%	13,238.423	92.0%

Interest income	31,893	0.1%	19,381	0.1%
Interest expense	(31,153)	(0.1)%	(29,068)	(0.2)%
		-		-
Net income from operations	$1,925,658	7.1%	$1,137,875	7.9%

Results for the three months ended September 30, 2009 versus the three months ended September 30, 2008.

Revenues.  Revenues for the three months ended September 30, 2009 increased by $236,759, or 3.0%, from $7,975,655 for the three months end September 30, 2008 to $8,212,414 for the same period in 2009.  This increase in sales was due to increased sales volume attributable to an increase in our advertising expense.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes and fees and charges taken for equity-based compensation, for the three months ended September 30, 2009 was approximately $4,660,630, which was an increase of approximately $2,758,548, or 145.0%, from the compensation expense of approximately $1,902,082 for the three months ended September 30, 2008.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume) and (ii) charges taken for grants of restricted stock made pursuant to employment agreements with our executives.  Salaries alone increased to approximately $1.2 million for the three months ended September 30, 2009.  The Company took a charge of $1,578,330 for equity-based compensation for the three months ended September 30, 2009.

Selling, general and administrative costs.  Selling, general and administrative costs increased by approximately $2,559,307, or 72.3%, from approximately $3,538,358 for the three months ended September 30, 2008 to approximately $6,097,665 for the same period in 2009.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 219%.  Advertising expense for the three months ended September 30, 2009 was approximately $3,775,000, an increase of approximately 257% from the same period in 2008.  Outside service and professional fees for the three months ended September 30, 2009 was approximately $178,000, an increase of approximately 476% from the same period in 2008.  This increase in such fees was due to services to keep abreast of the latest tax law development and higher legal and accounting fees incurred in connection with being a public company that resulted from the Share Exchange.  The remaining expenses in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs.  Other general administrative was approximately $1,647,000 for the three months ended September 30, 2009.  The increase was mainly due to the increase in sales volume.  Rent increased approximately $310,000, or 293%, from $105,800 for the same period in 2008.

Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2009 were approximately $10,815,682, an increase of approximately$5,348,583, or 97.8%, from total operating expenses of $5,467,099 for the same period in 2008.  Total operating expenses for the three months ended September 30, 2009 increased due to increases in compensation and advertising expenses as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the three months ended September 30, 2009 was approximately $11,775, a 59.5% decrease from the same period in 2008.  Interest income for the three months ended September 30, 2009 was approximately $10,531, a decrease of approximately $4,500, a 29.9% decline.

Income taxes benefit.   Total income taxes provision was a benefit of $4,239,847, for the three months ended September 30, 2009.  Prior to the reverse merger of August 4, 2009, the Company was taxed as a limited partnership, then changed to Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.

Net (Loss) Income.  Net income for the three month period ended September 30, 2009 was approximately $1,635,335 as compared to net income of approximately $2,494,519 for the three months period ended September 30, 2008, a decrease of approximately $859,184, or 34.4%.  Operating net loss for the three months period ended September 30, 2009 was approximately $2,603,268 as compared to operating net income of approximately $2,508,556 for the three months period ended September 30, 2008, a decrease of approximately $5,111,824, or 103.8%, mainly due increase compensation costs due to increased headcount and common stock grants compensation discussed above.

Results for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008.

Revenues.  Revenues for the nine months ended September 30, 2009 increased by approximately $12,584,782, or 87.5%, from approximately $14,385,985 for the nine months end September 30, 2008 to approximately $26,970,767 for the same period in 2009.  This increase in sales was due to increased sales volume attributable to an increase in our advertising expense.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes and fees and charges taken for equity-based compensation, for the nine months ended September 30, 2009 was $11,119,290, which was an increase of $5,942,872, or 114.8%, from the compensation expense of $5,176,418 for the nine months ended September 30, 2008.  The increase in compensation expense was mainly due to an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume) and (ii) charges taken for grants of restricted stock made pursuant to employment agreements with our executives.  Salaries alone increased to approximately $9.5 million for the nine months ended September 30, 2009.  The Company took a charge of $1,578,330 for equity-based compensation during the third quarter of 2009.

Selling, general and administrative costs.  Selling, general and administrative costs increased by $5,849,915, or 73.3%, from $7,982,027 for the nine months ended September 30, 2008 to $13,831,942 for the same period in 2009.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 265%.  Advertising expense for the nine months ended September 30, 2009 was approximately $8,867,000, an increase of approximately $6.4 million, or 358%, from the same period in 2008.  Outside service and professional fees for the nine months ended September 30, 2009 was approximately $733,000, an increase of approximately 168% from the same period in 2008.  This increase in such fees was due to services to keep abreast of the latest tax law development and higher legal and accounting fees incurred in connection with being a public company that resulted from the Share Exchange.  The remaining expenses in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs.  Other general administrative was approximately $3,569,000 for the  nine months ended September 30, 2009.  The increase was mainly due to the increase in sales volume.  Rent increased to approximately $253,000, or 188%, from $134,000 for the same period in 2008.

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2009 were approximately $25,045,849, an increase of approximately $11,807,426, or 89.2%, from total operating expenses of $13,238,423 for the same period in 2008.  Total operating expenses for the nine months ended September 30, 2009 increased due to increases in compensation and advertising expenses as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the nine months ended September 30, 2009 was approximately $31,153, a 7.2% increase from the same period in 2008.  Interest income for the nine months ended September 30, 2009 was $31,983, an increase of approximately $12,512, a 65.0% increase. The increase in interest income is mainly due to surplus in cash that is invested in short-term CD investments.

Income taxes benefit.   Total income taxes provision was a benefit of $4,239,847, for the nine months ended September 30, 2009.  Prior to the reverse merger of August 4, 2009, the Company was taxed as a limited partnership, then changed to Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.

Net Income.  Net income for the nine months period ended September 30, 2009, was approximately $6,165,505 as compared to net income of approximately $1,137,875 for the nine months period ended September 30, 2008, an increase of approximately $5,027,630, or 441.8%.  Net income from operations for the nine months period ended September 30, 2009 was approximately $1,925,658 as compared to net income from operations of approximately $1,137,875 for the nine months period ended September 30, 2008, an increase of $787,783, or 69.2%, mainly due increase sales revenue due to increase volume.  The increases in sales were off-set by increase in operating expenses mainly due to increases in compensation costs due to increased headcount and common stock grants compensation discussed above.

Liquidity and Capital Resources

As of September 30, 2009, the Company had total current assets of approximately $22,649,523 and total current liabilities of approximately $9,582,055, resulting in working capital of $13,067,468.  At September 30, 2009, the Company's current assets consisted of approximately $4.6 million in cash, $0.7 million in short-term investments and approximately $12.6 million in net accounts receivable.

During the fifteen month period ending December 31, 2010, the Company expects to generate positive cash flow from its operations.  We believe that our existing cash and expected cash flow from operations will be sufficient to meet our projected operating expenses at least through December 31, 2010 as well as to fund the full implementation of our P3 system to increase productivity and improve customer service.

Operating Activities

Net cash provided by operating activities was approximately $3,348,666 for the nine months ended September 30, 2009 compared to approximately $3,257,052 for the nine months ended September 30, 2008, an increase of $91,614, or 2.8%.

Investing Activities

Net cash used in investing activities was approximately $442,365 for the nine months ended September 30, 2009 compared to net cash used in investing activities of approximately $715,115 for the nine months ended September 30, 2008, a decrease in cash used of approximately $272,750, or 38.1%.   The primary reason for the change in investing activities for the nine months ended September 30, 2009 was reduction of investment purchases of approximately $0.7 million, the issuance of a promissory note in the amount of $400,000 and the purchase of  property and equipment for approximately $26,000.   During the nine months ended September 30, 2009, the Company purchased CD investments in the amount of approximately $719,582.

Financing Activities

Net cash used in financing activities was approximately $1,953,596 for the nine months ended September 30, 2009 compared to approximately $1,258,387 for the nine months ended September 30, 2008, an increase in cash used in financing activities of approximately $695,209, or 55.2%. The primary reasons for the increase was an increase in shareholders distribution prior to the reverse merger of approximately $1.3 million and the repayment of $523,240 of the note payable from a related party within the Company.  The Chief Executive Officer of the Company loaned the Company $6,296,816, at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment. This loan was a non-cash transaction. Undistributed earnings prior to the reverse merger transaction was distributed to the Chief Executive Officer of the Company who loaned the funds back to the Company.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $67,431. Total obligation through 2014 under these agreements is approximately $5,947,121.

We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2014. Our total obligation under these leases is approximately $1,571,000.

We currently plan to utilize both lease office spaces through 2010 and will evaluate office space needs in 2011 to determine if a sublet option or termination of a lease is appropriate.

On July 31, 2009, we entered into a lease agreement for approximately 107,890 square feet of office space, which we expect to occupy in late first quarter or early second quarter of 2010.  This lease has a term of 66 months and expires in late first quarter or early second quarter of 2015, depending on the date we occupy the space.  Under this lease, upon the commencement date we will not pay any rent until for the first six months, we will pay a monthly rent of $67,431 for months 7 to 26, which after 20 months will increase to $74,422 for the following 20 months.  During the last 20 months of the lease our monthly rent will be $85,413.  The Company has the right to extend the term of the lease for one additional term of five years.

These obligations are summarized in the table below:

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of September 30, 2009:

	2009	2010-2011	2012-2013	2014 and Thereafter	Total

Operating lease commitments	$75,484	$2,184,804	$2,501,903	$1,184,930	$5,947,121

Capital & Equipment leases	105,434	730,062	573,515	162,476	1,571,487

Total	$180,918	$2,914,866	$3,075,418	$1,347,406	$7,518,608

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  TaxMasters uses the proportionate completion method for revenue recognition.  With this method, we determine our revenue by gathering the completion points of six major services rendered by the company.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  Revenue is recognized when it is earned, typically when our services have been rendered.  Upon execution of an agreement, if services have not been provided then the amount to be paid under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.

Flat fees charged for services are recognized as revenue in the same period the services are rendered.  Fees received prior to services being rendered are initially deferred and not until the services are completed are they recognized as revenue.

In addition to the flat fee, certain services require our tax consultants to interact with the IRS, such as a settlement negotiation or an audit, for which we charge our clients additional consulting fees.  We provide our services on a “pay-as-you-go” basis and an installment plan.  These consulting fees are recognized when the services are rendered.

Any contracts where revenue earned is expected to take longer than twelve months is classified on the balance sheet as a liability until earned.  Revenue under the contract that is expect to take less than twelve months to be earned is classified as a current liability and revenue under such contract that is expect to take more than twelve months to be earned is classified as a long term liability.

Trade Receivables

Trade accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company provides for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The Company’s trade receivables are generally unsecured.  The Company has no concentration of revenue with any one or any few customers that the loss of any one or a few customers could impact its operations materially unless such a loss of customers were a general loss of customers.

Recent Accounting Pronouncements

On April 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) on interim disclosures about fair value of financial instruments.  This guidance amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance if certain requirements are met. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, this guidance requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify its effects, if practicable. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB concerning the reporting of subsequent events.  The guidance’s intent is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   This guidance became effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance authorized the FASB Accounting Standards Codification as the sole source for authoritative United States of America Generally Accepted Accounting Principals (“U.S. GAAP”).  This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements.  The guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. This guidance removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance will become effective for the Company beginning July 1, 2010, with early adoption permitted. The Company is in the process of evaluating the impact of the adoption of the guidance.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008 and updated the evaluation as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the December 31, 2008 “Management’s Annual Report on Internal Control over Financial Reporting” which was filed in our annual report on Form 10-K for the year ended December 31, 2008), our chief executive officer and chief financial officer concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by external consultants with no oversight by a professional with accounting expertise.  Our CFO does not possess accounting expertise and our company does not have an accounting staff with public company audit experience.  This weakness is due to the fact that prior to the Share Exchange the Target was a privately held company and its staff, overall, had minimal experience in public company matters, including public company accounting.  To remedy this material weakness, we intend to engage accountant personnel to assist with financial reporting as promptly as possible.

(b)  Internal Controls Over Financial Reporting.    There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2009, pursuant to the Share Exchange Agreement by and among the Company, TaxMasters and Patrick Cox, the Company acquired all of the issued and outstanding shares of common stock of TaxMasters in exchange for the issuance by the Registrant to Mr. Cox of (a) 1,000 shares of “Control Series of Preferred Stock” and (b) 301,000,000 shares of the Company’s common stock.  This issuance was considered exempt pursuant to the provisions of Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that Mr. Cox is an accredited investor as defined under Rule 501, there was no public solicitation or advertisement and the Company has a reasonable basis to believe that Mr. Cox was acquiring his shares for investment purposes and not with a view to resale or distribution.

Pursuant to employment agreements, each dated August 4, 2009, the Company issued an aggregate of 32,403,000 shares of common stock to seven of its executives in varying amounts.  These shares were issued as signing bonuses to such executives.  Each of the executives represented and warranted in his or her employment agreement that such executive was acquiring his or her bonus shares for personal investment purposes and not with a view to resale or distribution.  The issuance of the shares to these executives was an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that the executives are accredited investors as defined under Rule 501(a)(4) (an executive officer of the issuer), there was no public solicitation or advertisement and the Company has a reasonable basis to believe that the executives were acquiring their shares for investment purposes and not with a view to resale or distribution.

Additionally, during the three month period ended September 30, 2009, the Company also issued 100,000 shares of its common stock to each of its five directors for their service on the board of directors of the Company.  The issuance of the shares to the directors was an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that the directors are accredited investors as defined under Rule 501(a)(4) (director of the issuer), there was no public solicitation or advertisement and the Company has a reasonable basis to believe that the directors were acquiring their shares for investment purposes and not with a view to resale or distribution.

During the three month period ended September 30, 2009, the Company issued 2,171,000 shares of common stock to various non-executive employees of the Company to reward them for their service to the Company.  Such issuances were an exempt transaction under Section 2(a)(3) as a transaction not involving an offer or sale of securities in that no consideration was given by any of the employees for the receipt of their shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

10.1	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Patrick R. Cox.

10.2	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Glenn A. Clamon.

10.3	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Renee Anderson-Miller.

10.4	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Chirstopher J. Koscinski.

10.5	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Michael Wallace.

10.6	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Paulette Kitson.

10.7	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Kevin L Schmidt.

10.8	Employment Agreement, dated as of August 4, 2009, by and between the registrant and Frederick V. Hackett.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAXMASTERS, INC.

Dated: November 23, 2009
By: /s/ PATRICK R. COX
Chief Executive Officer
(Principal Executive Officer)