Form 10-K
period 2009-12-31
TaxMasters, Inc.
filed 2010-04-15
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                                     Commission File Number 33-11986-LA

TAXMASTERS, INC.
(Name of small business issuer in its Charter)

Nevada	91-2008803
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

900 Town & Country Lane, Suite 400, Houston, TX  77024
(Address of Principal Executive Offices and Zip Code)

(281) 497-5937
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Act:   None

Securities registered under Section 12 (g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]	No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of June 30, 2009, the aggregate market value of voting common stock held by non-affiliates of the Registrant (6,588,105 shares) was approximately $46,117.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 12, 2010, the issuer had 339,676,105 shares of Common Stock outstanding and 1,000 shares of Control Series Preferred stock outstanding.

Documents Incorporated by Reference:                                                                           None

PART I

This Form 10-K contains forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading “Item 1A.  Risk factors”.  The Company’s actual results may differ significantly from the results projected in the forward-looking statements.  The Company assumes no obligation to update forward-looking statements.

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to TaxMasters, Inc. (formerly known as Crown Partners, Inc.) unless the context otherwise indicates.

ITEM 1.  BUSINESS

Our Background

On August 4, 2009, we acquired all of the outstanding shares of common stock of TaxMasters, Inc., ("TaxMasters"), a Nevada corporation, in an exchange of shares of our common stock and certain Preferred Stock for all of the issued and outstanding shares of TaxMasters, Inc. under Section 368(a)(1)(B) of the Internal Revenue Code (the “Share Exchange”).   TaxMasters is a Nevada corporation, with headquarters at 900 Town & Country Lane, Suite 400, Houston, Texas 77024.

TaxMasters was originally formed in 2001 as a sole proprietorship in Texas until January 2004.  On January 9, 2004, TaxMasters was organized as a Texas limited partnership, TMIRS Enterprises Ltd., which did business as TaxMasters.  TM GP Services, LLC, a Texas limited liability company wholly-owned by Patrick R. Cox, was also formed as a general partner of TMIRS.   On April 6, 2009 TMIRS Enterprises entered into a 351 Contribution Agreement with TaxMasters, pursuant to which TMIRS assigned to TaxMasters, then a newly formed Nevada corporation, all of the assets of TMIRS Enterprises’ tax solutions business in exchange 100,000 shares of common stock of TaxMasters.

As a result of our acquisition of TaxMasters, we are a tax resolution company engaged in the business of assisting taxpayers with matters at the U.S. Internal Revenue Service (“IRS”), especially the resolution of disputes and assessments and the settlement of tax liabilities.  We are a firm of experienced tax professionals that help our clients solve their Federal tax problems, ranging from filing delinquent tax returns to settling tax debts.  Our tax professionals include tax attorneys, Certified Public Accountants, Former IRS agents, Licensed Tax Preparers and other tax professionals who are authorized to practice before the IRS.  Our tax professionals are experienced in analyzing and providing solutions to even the most complicated tax problems and guiding clients through the bureaucracy of the IRS.

Our Business

Our tax professionals have the skill and knowledge to reduce our client’s tax liabilities and solve their IRS tax problems.  We use the rules established by the Internal Revenue Code and IRS regulations to help our clients resolve matters at the IRS.  Our tax professionals help our clients reduce taxes, eliminate penalties, and get representation before the IRS.  We help our clients understand how they wound up with the tax problems they have and help them fix the entire problem that caused their tax debt.  We can often reduce the tax our clients owe even before attempting to settle tax strategies with the IRS.

Through our tax professionals, we offer the following services:

•	Get our clients into compliance with their obligation to file income tax returns and pay back taxes due;

•	Reduce taxes by reducing penalties and interest on tax debts;

•	Settle our client’s tax debt for the lowest amount possible under the law;

•	Stop IRS wage garnishments;

•	Stop IRS property seizure;

•	Defend our client in an IRS audit or IRS criminal investigation;

•	Recover seized funds; and

•	Remove an IRS levy or lien.

Delinquent Tax Returns and Back Taxes

In an effort to improve efficiency and to collect more money, the IRS has improved its database of income transactions and increased its ability to identify people who have not filed tax returns. The IRS hires Revenue Agents to find people who may owe them money.  The IRS has a wide range of civil and criminal penalties available that it can impose on individuals or businesses who fail to file tax returns, which penalties along with interest will drastically increase the amount owed to the IRS.  It is estimated that 15% of all taxpayers have unfiled tax returns or owe back taxes, or delinquent taxes.

We help those individuals and businesses with delinquent returns, back taxes or delinquent taxes minimize the penalties and interest they would otherwise have to pay to the IRS by assisting them file all past-due returns before the IRS notifies them of delinquent returns or back taxes.

Our proactive approach is important for our clients for many reasons:

•	Failure to file and pay back taxes may result in a federal prison sentence and/or seizure of assets. Our proactive approach will take away the IRS’ ability to seek criminal prosecution in most cases.

•	Failure to file tax returns can affect the ability of our clients to get credit from most lenders and credit card companies until their delinquent taxes are paid.

•
Certain federal and state benefits are based on amounts reported in filed tax returns. Social Security and Medicare are computed based on a person's lifetime earnings, some of which is only reported to the IRS on a tax return. State benefits (such as unemployment compensation) are also based on reported income.

•	To claim any refunds due, all current and back tax returns have to be filed.

•	Income tax refund money for a given year may be lost if a delinquent tax return for such year is filed more than three years from the due date of such tax return.

•	Waiting for the IRS to seek you out before you file your delinquent tax returns increases the likelihood of criminal prosecution.

We also assist our clients who have delinquent tax returns in overcoming a substitute return filed by the IRS.  By law, the IRS may file a “substitute return” for people who have not filed a tax return.  The IRS will estimate the person’s income for the substitute return based on information it is able to gather.  The IRS generally sends a letter to the person notifying him or her of the substitute return and then proceeds with filing the substitute tax return on such person’s behalf.  Additionally, because the substitute return is filed in the best interest of the U.S. government, the IRS assumes the person has no deductions or expenses other than the standard deduction and one personal exemption.  Consequently, the tax owed under the substitute return will generally be greater than the person would otherwise owe as a result of other deductions for which the IRS will not give credit in the substitute return (such as exemptions for spouses, children, interest and taxes on your home, cost of any stock or real estate sales and business expenses).  We assist our clients in overcoming the substitute returns by filing the delinquent tax returns with deductions to which our clients are entitled and obtaining any refunds that may be due to them.

Settle Taxes and Offer in Compromise

A significant portion of our business is to help our clients settle their tax debt for the lowest amount possible.  Prior to entering into a settlement with the IRS for the tax liability in dispute, we look at all of our client’s options that may be available to him or her to reduce the tax liability at issue.  These options often include submitting or resubmitting corrected tax returns (such as filing delinquent returns or filing amended returns to claim overlooked deductions) and even establishing favorable monthly installment agreements.  Once we have determined that a client’s specific tax problems have been addressed and tax penalties minimized, and all other settlement offers have been exhausted, we submit an offer in compromise.

An offer in compromise is an agreement between a taxpayer and the IRS that resolves the taxpayer's tax debt.  The IRS has the authority to settle, or "compromise," federal tax liabilities by accepting less than full payment under certain circumstances.  IRS statistics show that the average offer in compromise results in the taxpayer paying thirteen cents on the dollar to settle an IRS tax debt.  That does not mean every offer submitted is accepted.  The majority of offers are rejected and the client’s problem is resolved in the appeal process.

While an offer in compromise is the most talked about method to settle IRS tax debts, it can be an extremely complicated, difficult and lengthy process.

The IRS process of reviewing an offer in compromise can take up to two years to complete, and penalties and interest continue to accumulate during this time.  As part of the offer in compromise process, our clients must provide full financial disclosure to the IRS of their finances and tax returns, which may trigger an audit or other investigations.  Because of these and other complexities of the offer in compromise tax settlement process, taxpayers should hire qualified tax professionals to prepare their offer in compromise and negotiate with the IRS.  We have a team of seasoned tax professionals to submit an offer in compromise for our clients, to guide them through the settlement process.

Cease IRS wage garnishments and other IRS Levies

One of the more aggressive methods the IRS uses to collect back taxes is to levy wages, commonly referred to as “wage garnishment”.  The IRS can notify a person’s employer that such person has a back tax debt.  The employer is then required by law to send a significant portion of each of that person’s paychecks directly to the IRS to offset the debt.  The dollar amount sent to the IRS for the wage garnishment depends on the person’s filing status, the number of exemptions the person claims and how often the person gets paid.

In the IRS’ fiscal year 2007 (October 1, 2006 through September 30, 2007), the IRS issued approximately 3.8 million wage garnishments and levies, combined, against taxpayers, which is a 38.5% increase over the wage garnishments and levies issued by the IRS in its fiscal year 2005 (October 1, 2004 through September 30, 2005) and a 1,700% increase over the number of wage garnishments and levies issued by the IRS in its fiscal year 2000 (October 1, 1999 through September 30, 2000), according to the Fiscal Year 2007 and 2006 IRS Enforcement and Service Statistics.

Salary garnishment can lead to serious problems in a person’s personal and financial life.  If the IRS is garnishing wages, they typically also have filed a Federal tax lien.  The IRS will not stop salary garnishment unless a client takes action to settle what he or she owes, because the IRS usually levies wages to force a person to take action or after all other attempts by the IRS to collect the delinquent tax have failed.

We assist our clients in stopping wage garnishment by getting our clients back in compliance with the requirement to file their tax returns and negotiate a release of their wages from levy.  Our tax professionals have been successful in securing a release or reduction in wage levy through (i) an Installment Agreement for the client to pay the tax debt in monthly installments over a given period of time, or (ii) an Offer in Compromise to settle the client’s tax debt for less than the actual amount originally owed.

Recover Property Seized by the IRS

The IRS has the power to seize assets and place liens on property to satisfy unpaid and delinquent taxes.  Since the IRS’ fiscal year ended September 30, 2000, IRS property seizures have increased nine fold to 676 seizures for the year ended September 30, 2007.  Similarly, the IRS has filed a significant number more liens since the year ended September 30, 2000 (when the IRS filed approximately 287,000 liens).  In the year ended September 30, 2007, the IRS filed approximately 683,000 liens against taxpayers, an increase of 238% from the number of IRS liens filed in 2000.

When an IRS levy is issued, the bank is legally obligated to immediately freeze any and all of the person’s accounts. The bank must then hold those funds for 21 days, giving the person time to resolve the debt.  If the person has not resolved the debt in those 21 days, the bank must send those funds to the IRS.

The IRS can take and sell any property, such as a boat, car of even a house.  We address liens and property seizures by various approaches.  Depending on the client’s situation, we may request a Stay of Collections with the IRS for up to a 90-day period.  If the Stay of Collections is granted, the IRS will not contact our client about his or her back taxes. During the Stay of Collection, our tax professionals use that period to resolve the tax debt with the IRS, whether by an installment plan or an Offer in Compromise or some alternative settlement.

IRS audit

When a client has received a notice from the IRS that they will be subject to an audit or that the IRS will be adjusting a client’s taxes, we act a “tax representative” for the client and appear before the IRS on the client’s behalf to provide the tax audit help that preserves the client’s rights.  We represent clients in normal audits, audit letters, and even fraud audits and criminal investigations.  Advantages of using a tax representative for an audit, tax adjustment or criminal investigation are:

1.
The client does not have to be present at the audit. This means that the IRS agent does not get to question the client in person regarding the small details of their return in order to explore other areas and expand the scope of the audit.

2.
Even the playing field.  If a client represents himself in a tax audit, the IRS auditor assumes that the client knows the tax laws and regulations as well as a tax lawyer. The IRS agent will also assume the client knows the Internal Revenue Manual (IRM) as well as the agent does.

Our tax representative services in audits and audit appeals include

(i) Acting as an intermediary between the IRS and the client,

(ii) Rescheduling the audit if necessary,

(iii) Requesting specific information from the IRS related to the matter under investigation,

(iv) Defending the client’s tax return at the audit (to the extent of any legal position taken by the client), and

(v) Receiving any findings from the IRS and negotiating to reduce any proposed settlement.

In the event of an audit appeal, we will

(a) Prepare and file a protest of the IRS examiner’s determination,

(b) Plan the appeal and coordinate with the assigned appeals division, and

(c) Confer with the IRS to discuss why the examiner’s findings were erroneous and attempt to negotiate a resolution.

If an appeal is not successful and the client wants to pursue the appeal further, we work with the client and an attorney who can file a tax court petition on the client’s behalf. TaxMasters does not advocate or defend any illegal position at an audit or audit appeal.

Our Industry

We are in the tax resolution business.  We offer comprehensive tax representation services, from audit representation to settling outstanding tax debt, to suspending levies, liens, and wage garnishment.  We help individuals and small business owners solve their tax problems with the IRS that stem from unpaid taxes or IRS action.

According to the IRS, in the 2006 calendar year there were approximately 179.4 million tax returns filed by individuals, estates, and various entities and approximately 1.5 million returns were audited by the IRS, which is less than one percent of all filed tax returns.  However, of the 134.5 million tax returns filed by individuals, approximately 1.345 million returns were audited, which is approximately one percent (1%) of all returns filed by individuals.  With changes in the tax laws looming, it is expected that the number of individual returns that are audited will increase.  Since 2000, the IRS has doubled the number of individual tax returns that they have audited, from approximately 617,000 returns audited in fiscal 2000 to 1.38 million returns audited in fiscal 2007, according to the 2008 report of the National Taxpayer Advocate.

The amount of back taxes owed to the U.S. government is sizable and it is expected that the U.S. government will step up its collection efforts.  In 2001, the IRS estimated that the amount of taxes still owed to the U.S. government by individual and corporate taxpayers was about $345 billion.  The IRS has stated publicly in 2008 that it believes that the $345 billion in back taxes is a “low ball estimate.”  A 2006 IRS study on the back taxes owed to the U.S. government showed the approximately $197 billion came from individuals who underreported their taxes on their individual returns, $80 billion came from corporations that underreported their taxes and the remainder, $60 billion, came from persons who did not file any tax returns.

Most of the underreporting of income by individuals was from the self-employed, who reported only about 68% of their actual income.  However, self-employed individuals who are paid on a cash basis are estimated to only report about 19% of their actual income.  In contrast, individuals subject to withholding from their employers report 99% of their income.

In March 2009, the IRS announced that it was not renewing the contracts with private debt collection firms that were hired to collect back taxes.  Instead the IRS will be handling the collection of back taxes and has announced that it will hire 1,000 new collection agents.  With the Federal deficit for the 2010 Federal budget to be approximately $1.75 trillion dollars and many Americans facing economic hardship which will make it more difficult for them to pay taxes owed, the IRS will be increasing its collection efforts and using the wide range of options available to them in attempting to resolve difficult collection cases that, by law, the private contractors do not have.

Since 2000, the IRS has taken various steps to increase the collection of uncollected taxes, penalties and interest.  According to the 2008 report of the National Taxpayer Advocate, the number of levies (including wage garnishments) issued by the IRS has increased 1,608% since 2000 (from 220,000 levies to 3.76 million levies issued in 2007).

The IRS collection of back taxes involve options are often complex and difficult to process.  It is anticipated there will be an increase in the number of Americans who are unable to pay the taxes they owe or pay outstanding tax liabilities as a result of the current recession.

Additionally, we anticipate that in the coming tax years, many individual tax payers who lost their homes to foreclosure, defaulted on their credit cards or car loans or had their mortgages reformed under Federal law will be facing notices from the IRS for “Cancellation of Debt Income”.  In general, the Internal Revenue Code treats cancelled debt as taxable income.  Although there are some Federal exceptions to Cancellation of Debt Income, you are required to file a form with the IRS to secure the exemption.  This filing requirement is not widely known by the public.  The National Taxpayer Advocate in its 2008 annual report expressed concerned that because of the severe economic downturn tens of thousands of taxpayers (and possibly hundreds of thousands of taxpayers) who qualify for the exemption from Cancellation of Debt Income may not file the proper form to secure the exemption.

Marketing of our services to potential clients

Our clients come from a broad demographic cross section.  Because tax troubles do not follow one particular segment of the population – the IRS can go after anyone -- our clients come from all walks of life, from doctors and lawyers to mechanics, truck drivers, soldiers, school teachers, and retired persons.  We have served politicians, medical professionals, school board presidents, oil executives, mail carriers, and preachers.

We market our services primarily on local TV stations and cable TV.  We advertise only on national radio programs where the program host provides a personal endorsement of our company.  Television and radio advertising account for about 80% of our annual advertising budget.  The remaining 20% of our advertising is spent on advertising on the Internet (such as banner advertising, links, and search tags for our website on the Internet).  We also maintain a website at www.txmstr.com on which we maintain links to some of our radio advertisements.  For the 2009 fiscal year we spent $13,837,752 on advertising.  Our advertising efforts are made through out the year as our business is not seasonal.  Unlike tax preparation firms, our business does not drop off after April 15 of each year.

Advantages of Using TaxMasters Tax Resolution Services

The benefits of using our tax resolution services can be demonstrated through our successful track record in

•	Stopping and reducing IRS penalties and interest;

•	Using our client’s lawful rights to fight the IRS; and

•	Settling our client’s IRS tax liability for little as legally possible.

We are dedicated to providing quality, consistent tax representation services designed to bring clients back into compliance with the IRS, fight the IRS audit findings or appeal audit findings, assure that our clients are treated fairly, and, when appropriate, to allow us to negotiate with the IRS the best possible payment options for our clients.  We have a high customer satisfaction rate from our clients.  To maintain that satisfaction level, we employ a Quality Assurance team dedicated to make sure we treat our clients fairly and provide quality, consistent services.  Our Quality Assurance team works with and monitors our tax consultants and tax professionals to ensure that clients are properly qualified and that all services purchased are completed efficiently and in a timely manner.

We believe that the advantages to our clients of using TaxMasters to address tax debt problems as compared to other tax solution firms is that we:

•	Help our clients understand how their tax problems arose and how to avoid actions that can lead to tax problems in the future;

•	Help fix the entire problem that caused tax debt and can often reduce the tax owed even before attempting to settle taxes with an Offer in Compromise or other negotiated settlement solution.

•	Understand the intricate IRS procedures, policies and practices to fight for the rights and fair treatment of clients.

•	Have a track record of success because we understand the IRS, pay attention to trends and changes at the IRS, and use what we know to help our clients avoid or stem aggressive IRS collections actions.

How we provide our services to our clients

We offer our clients a no-charge initial consultation regarding their tax problems.  The free initial consultation enables our consultants to get information from the potential client about his or her tax problem and understand the nature of the problem.  From the initial consultation, we can determine what services and forms the client will need and we can present a cost estimate for the client.  We provide our services on a “pay-as-you-go” basis.  Those clients that pay our fee in the installment plan will tend to have their tax problems resolved slower as we limit the scope of our services to match the installment payments.

After we give the cost estimate to the client, if the client decides to use our services, we have the client sign an engagement agreement.  After we receive the signed engagement agreement, we send to the client the various required IRS forms, such as the IRS Power of Attorney Form (that allows us to act on the client’s behalf with the IRS) and various TaxMasters forms.  When we receive the signed forms from the client, we follow up with the client to present the details and the process of how we will address the client’s tax problems.  The next step is that our tax consultant contacts the IRS to identify all of the client’s problems, including details about our client that the IRS has in its official file on the client, and our tax consultant prepares and sends a findings letter to the client.  Our customer service department calls to follow up with the client about the findings letter and to explain in details the next steps we will be taking on the client’s behalf.  If needed, we may need to have the client update or fill out and sign new IRS and TaxMasters forms.  We then proceed to help the client re-establish tax compliance (unfiled returns, defend in audit, appeal audit decision, and so forth).  We then negotiate with the IRS to minimize or reverse the IRS tax problem (which may involve settlement analysis, negotiation of a settlement agreement, recover seized property or funds, cessation of wage garnishment or appeal or release of a lien or levy).  During the entire process, our customer service department provides our clients with periodic updates on their matter.

What we charge for our services

The amount we charge a client will depend on the type of tax problem we are addressing and the service we are providing, such as:  (i) handling an IRS collection matter, (ii) preparing or amending tax returns (including schedules), (iii) negotiating a settlement and/or (iv) defending a client in an audit.  In addition, some of our rates will vary depending on whether our client is an individual or a business.  Built into all of our fees are the initial consultation we have with the IRS to determine all of the client’s problems and the preparation by us of a findings letter outlining the tax problems.

Collections:  For IRS collection case involving wage garnishment, Federal tax liens, IRS levies and related IRS proceedings, we charge our clients a flat fee depending on the dollar amount of the tax liability.

Tax Filing Preparations:  We often prepare tax returns for clients for a variety of reasons – such as getting clients into compliance for delinquent filings or reducing a client’s tax liability by filing an amended return to advantage of deductions and adjustments that the client may have missed.  We charge our clients a minimum flat rate retainer amount for the tax filing preparation for each tax year for which we are filing a return.  We charge different rates for business clients and individual clients in regard to tax filing preparation.  In addition to the retainer, we charge our clients an hourly rate for consultation on the preparation of the tax filing (such as advice on deductions, adjustments, documentation, etc.).

Negotiated Settlements:  Negotiated settlements include installment agreements (paying tax debt over time), offers in compromise, requests for uncollectible status and requests for abatement of penalties.  We handle both state and Federal negotiated settlement agreements for businesses and for individuals.  We charge a flat fee based on the dollar amount of the tax debt being settled.  In addition to our flat rates, negotiated settlements invariably require consultation with the IRS by our in-house tax experts.  Offers in compromise also require a 20% down payment to the IRS and a $150 IRS processing fee.

Audits/Investigations:  Acting as a tax representative for an IRS audit or audit appeal, we charge a flat rate based on various factors:  (i) whether we are representing a business or an individual, (ii) how long ago the tax year being audited occurred (the longer the period the higher the rate), (iii) whether the audit is the initial proceeding or an appeal of a prior decision and (iv) in the case of the individual whether his or her return has a Schedule C being audited (report income or loss from a business operated by the client).

How we make our profit

We earn revenues from both the flat rate fees that we charge our clients for the preparation of tax returns, handling IRS collection cases, handling IRS audits and acting as a tax representative in negotiated settlements.  We also earn fees for consultations with the IRS that are not built into the flat fees that we charge our clients.  Our clients pay the flat rate fee on a pay-as-you-go basis.  Our expenses during such period included:  (i) salaries and consultant fees of our tax experts, customer service department and administrative department, (ii) fixed overhead expenses such as rent, utilities and telecommunications, (iii) information services to keep abreast of the latest tax law developments and (iv) marketing expenses.  We expect those expenses will remain approximately the same percentage of revenue in the current and subsequent fiscal years.  However, we will incur additional legal and accounting expenses in connection with becoming a public company.  Though we expect our public company expenses to be significant, we do not expect such expenses to have a material adverse impact on our profitability.

How our business is organized

TaxMasters was founded by Patrick Cox, our President, Chief Executive Officer and majority stockholder, in 2001 and we operated as a sole proprietorship until January 2004.  From January 9, 2004 through April 6, 2009, we were organized as a Texas limited partnership, TMIRS Enterprises, Ltd., which did business as TaxMasters.  The sole limited partner of TMIRS Enterprises was Patrick Cox.  The general partner of TMIRS Enterprises was TM GP Services, LLC, a Texas limited liability company wholly-owned by Mr. Cox.  In April 2009, TMIRS Enterprises, Ltd. entered into a Section 351 Contribution Agreement with TaxMasters, pursuant to which TMIRS assigned to TaxMasters, Inc., a newly formed Nevada corporation, all of the assets of TMIRS Enterprises’ tax solutions business in exchange for 100,000 shares of common stock of TaxMasters, Inc.  On August 4, 2009, TaxMasters, Inc. entered into a Share Exchange Agreement with us (at which time we had already changed our name to TaxMasters, Inc. on July 16, 2009 in anticipation of the closing).  Pursuant to the Share Exchange Agreement, Patrick Cox, the sole shareholder of TaxMasters, Inc., agreed to transfer to us all of his shares in TaxMasters, Inc. in exchange for 301,000,000 shares of our common stock and 1,000 shares of our Control Series Preferred Stock (plus the right to receive up to an additional 299,000,000 shares over the next five years based on our financial performance).  As a result of the Share Exchange Agreement, TaxMasters, Inc. became our wholly-owned subsidiary and Patrick Cox became the owner of 99.1% of the outstanding shares of our common stock.

 Our Intellectual Property

We own the registered trademark “TaxMasters We Solve Your Tax Problems” which includes a design (a half completed oval that is shaded and a half completed rectangle that is shaded).  We do not own any patents and we have not filed any patent applications or other trademark applications.  Other than licenses for commercially available software and the copyrighted material that is on our website, we do not own any other intellectual property.

We own seven websites that are hosted by a third party. The URLs for these sites are http//:www.txmstr.com, http//:www.besttaxmasters.com, http//:www.taxmasterscareers.com, http//:www.taxmasterscharities.com, http//:www.taxmastersracing.com, http//:www.taxmastersunfiledreturns.com, and http//:www.go-taxmasters.com.

Our competitors

The tax solutions business is highly competitive. There are a substantial number of tax solution firms as well as accounting and law firms that offer tax resolution services and/or tax preparation services.  Because our tax resolution services involve tax return preparation, we do compete with some of the largest tax return preparation firms even though such firms do not specialize in or provide tax representation services or tax resolution services.  We draw our clients from across the country and, therefore, our competitors are located through the United States.  Our largest competitors are JK Harris & Company, which is based in Charleston, South Carolina, and Roni Lynn Deutch, A Professional Tax Corporation, which is based in North Highlands, California.  JK Harris is privately held and has 325 offices in 43 states.  JK Harris offers tax resolution services as well as debt management and financial planning services.  Roni Lynn Deutch is a tax law firm that specializes in tax resolution matters.  Overall the tax resolution market is highly fragmented with many firms and is highly competitive with regard to price and service.  There are a number of smaller privately-held tax resolution firms with whom we compete, including Effecteur, Inc., based in Greensboro, North Carolina, Allied Tax Solutions, Inc., based in Dallas, Texas, American Tax Relief, based in Los Angeles, California, Freedom Tax Relief, based in San Mateo, California, 411 Tax Relief, based in Culver City, California, and eTaxes.com, based in Burlingame, California.  In terms of the number of cases successfully handled and the high quality of customer services, we believe that we are one of the leading firms in our industry.

Employees

As of April 12, 2010, we had 340 full-time employees.  None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory.

ITEM 1A.  RISK FACTORS

Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in other parts of this Annual Report on Form 10-K.  You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K.  Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of our common stock.

Risk Factors Regarding Our Company

All of the services offered by us face a wide range of competition that could adversely affect our future results of operations.

We operate in an intensely competitive and highly fragmented industry.  Our tax resolution services compete with a number of different companies, both large and small, that provide tax resolution services, tax filing preparation services, tax representation services and negotiation settlement services to individuals and small businesses.  We compete directly with both regional tax law firms and accounting firms in the same communities we serve and with large national firms that offer some or all of the same tax resolution services we offer.  Our larger competitors may be able to offer their services at lower rates than we do.  Our smaller competitors may be able to offer their services at lower rates because of lower overhead.  Our business and results of operations could be adversely affected if we do not compete effectively.

If we lose the services of Patrick Cox, our founder and Chief Executive Officer, we may not be able to execute our business or growth strategy effectively and our results of operations may be harmed.

We are highly dependent on Patrick Cox, our founder and Chief Executive Officer, for our business and growth strategies and the delivery of high quality services for tax resolution matters.  Our future success depends in large part upon the continued service of Mr. Cox, who is critical to our overall management as well as the growth of business, our corporate culture, and our strategic direction.  We have not purchased any “Key Man” insurance policy on Mr. Cox.  The loss of Mr. Cox’s services, whether due to death, disability or retirement, would have a material adverse effect on business operations, and would harm our growth in revenue and profitability.

We rely on personnel with highly specialized skills and knowledge regarding the IRS, and if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of our personnel who have extensive experience with the IRS, from which they have an outstanding knowledge of IRS practice, procedures and policies as well as specialized skill in navigating the IRS bureaucracy.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain such highly skilled personnel for our organization.  Competition in our industry for such qualified employees is intense, and it is likely that certain of our competitors will directly target certain of our employees.  Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees.  As our business grows, we will need to hire additional qualified personnel with expertise regarding the IRS and its practices, procedures and policies.  We compete for such qualified individuals with numerous tax resolution firms and large tax preparation companies, as well as law firms and accounting firms.  Competition for such individuals is intense, and we may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our ability to grow our business effectively.

We may not successfully manage any growth that we may experience.

During 2009, we hired 107 new employees, a 53% increase, and we secured over 100,000 square feet of new office space that could accommodate up to 650 employees.  We secured this larger office space because we expect our operations to growth.  Our success will depend not only upon this expansion of our operations but the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we have acquired larger office space; however, we must also augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Our officers have no experience in managing a public company, which increases the risk that we will be unable to establish and maintain all disclosure controls and procedures and internal controls over financial reporting and meet the public disclosure and the financial reporting requirements for our business, which may create a negative perception of our stock in the market and cause our stock price to drop.

We are highly dependent on our officers to develop and operate and manage our business. Although our officers have substantial business experience, they have no experience in managing a public company. They have no experience in establishing and maintaining disclosure controls and procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002.  This lack of experience with regard to public company disclosure controls and procedures may result in our Securities Act filings and/or our periodic reports under the Securities Exchange Act not containing all of the information required to be contained therein.  We would be required to disclose in our periodic reports any deficiencies in our disclosure controls and procedures, such as the lack of experience in management in establishing and maintaining disclosure controls and procedures.  Such assessments by our management may cause negative perception by investors of our common stock and result in a decrease in the price and/or liquidity of our stock.  Additionally, to remedy such a deficiency, such as hiring and training of personnel, engagement of special securities counsel and implementation of multiple-party-review of our filings, would result in a material increase in our operating expenses and would result in lower earnings.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Government initiatives that simplify tax return preparation could reduce the need for our tax resolution services for compliance with tax return filing requirements.

Many taxpayers who have not been in compliance with their tax filing requirements seek assistance from paid tax return preparers or tax resolution firms such as us because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns.  The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services for tax return compliance filings, causing our revenues or profitability to decline.

Our insurance coverage may not cover all risks associated with our business, which may harm our financial results.

We have various insurance policies related to the risks associated with our business.  However, in the event of a claim there can be no assurance that our insurance coverage will be sufficient or that our insurance companies will cover the matters claimed.  The failure of adequate insurance coverage or recovery could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with laws and regulations that protect our customers’ personal and financial information could result in significant fines, harm our brand and reputation and expose us to litigation defense and resolution costs.

Privacy concerns relating to the disclosure of customers’ personal and financial information have drawn increased attention from federal and state governments.  The IRS generally prohibits the use and disclosure by tax return preparers of tax return information without the prior written consent of the taxpayer.  In addition, the Gramm-Leach-Bliley Act and other FTC regulations require us to adopt and disclose customer privacy policies and provide customers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes.  Federal and state law also requires us to safeguard our customers’ financial information.  Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, breaches of our customers’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.  In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how client information is stored and/or disclosed. These changes could have a material adverse effect on our business, financial condition and results of operations.

We charge our clients a flat fee that is paid on a “Pay-As-You-Go” basis.  The current recession and high unemployment rate may affect our clients’ ability to pay our fees or our client may decide to stop using our services, which would decrease our revenue, harm our results of operation and could have a negative effect on our stock price.

We charge our clients a flat fee based on the services provided.  We collect those flat fees on a “pay-as-you-go” basis, which means that our clients’ pay in installments at various stages of the service we provide.  To the extent that our clients’ are affected by unemployment and/or the current deep recession which may impinge on their ability to pay our fee, our revenue may decrease.  Additionally, because our clients do not pay the entire fee upfront, they may decide to stop using our services in the middle of the process, which could also negatively affect our revenue.  If our revenue decreases from these factors, our results of operations will be harmed and our stock price would likely decrease.

Risk Factors About Our Common Stock

Our common stock is considered “a penny stock.”

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has always been less than $5.00 per share and is likely to remain so for the foreseeable future and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, our common stock is traded on the OTC Bulletin Board and investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our Control Series Preferred Stock is held by our Chairman and CEO, Patrick Cox, who has the right to elect a majority of our board of directors until August 4, 2014 and, therefore, has considerable influence over our management.

Mr. Patrick R. Cox, our President, CEO and Chairman, owns 1,000 shares of our Control Series Preferred Stock.  The “Control Series Preferred Stock” gives Mr. Cox the right to elect a majority of our board of directors for the five (5) year period ending August 4, 2014.  Each share of Control Series Preferred Stock has one (1) vote, voting as a single class with our common stock.  The shares of the Control Series Preferred Stock are not convertible into our common stock and at the end of the five year period (August 14, 2014) such share of preferred stock will terminate. During the five years he holds the Control Series Preferred Stock, Mr. Cox will receive such dividends on the Control Series Preferred Stock as may be declared by the board of directors.  As a result of his ownership of the Control Series Preferred Stock, Mr. Cox will have influence over our board of directors and, therefore, the management of our company.

There is a significant risk of our common stockholders being diluted as a result of Patrick Cox earn out right and the large number of shares that may be issued to him in the future may depress the price of our common stock.

Mr. Patrick Cox, our largest shareholder, currently owns 301,100,000 shares of our common stock and he may receive up to 299,000,000 additional shares of common stock as an earn out based on our net income for the year ended December 31, 2009 and for the years ending December 31, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014.  Although as of April  12, 2010, we had 339,676,105 shares of common stock issued and outstanding, if Mr. Cox earns the full 299,000,000 earn out shares, we would have 638,676,105 shares of common stock issued and outstanding. Accordingly, for the next five years a common shareholder has a significant risk of having its interest in us being significantly diluted.

Our principal shareholder has significant voting power and may take actions that may not be in the best interest of our other shareholders, who will have no influence over shareholder decisions.

Patrick Cox, our Chief Executive Officer, President and our Chairman, beneficially own approximately 88.7% of our outstanding common stock.  In addition, Mr. Cox may receive up to 299,000,000 additional shares of our common stock as a result of an earn out based on our annual net income for the year ended December 31, 2009 and for the years ending December 31, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014.  As a result, Mr. Cox has the ability to exert virtual control over all matters requiring approval of our shareholders, including the election and removal of directors and the approval of mergers or other business combinations.  This concentration of control could be disadvantageous to other shareholders whose interests are different from those of Mr. Cox.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer, or otherwise attempting to obtain control of us or our business, even if such a transaction would benefit other shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Presently, we lease approximately 19,947 square feet of office space located at 900 Town & Country Lane, Houston, Texas 77024.  This lease expires on February 28, 2014 as to 14,469 square feet and on May 31, 2014 as to the remaining 5,478 square feet.  The rent is $25,162 per month, which will increase to $26,066 on March 1, 2011 and it will increase again to $26,669 on March 1, 2012.  On March 1, 2014 through May 31, 2014, we will pay $7,075 per month.  However, we have an option to extend the lease on the 14,469 square feet for an additional five years at the then-prevailing market rates.

On July 31, 2009, we entered into a lease agreement for approximately 107,000 square feet of office space located at 2020 Dairy Ashford Road, Houston, Texas.  In February 2010, we moved our operations staff, including our tax preparers, financial analysts, enrolled agents, resolution experts, case managers and client service representatives, into this new office space.  We expect to move our remaining employees, including tax consultants, quality control staff and corporate management, into the new office space by the fourth quarter of 2010.  The lease for the new office space has an initial term of 66 months (which includes a six month rent-free period during which the landlord is building out the office space.  The rent for this new space is $67,431 per month (which will increase to $85,413 for the last 19 months of the lease).  We have an option to extend the lease for a five year period.

           Upon moving all of our operations and staff to our Ashford Road location, we expect either to sublease our space at the 900 Town & Country Lane location or assign such lease to a third party.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Electronic Bulletin Board since 1996.  From the Spring, 1996 until April 1999, our common stock traded under the symbol “TELM.” From April 1999 until January 2002, our common stock traded under the symbol “SNHS”.  From January, 2002 until August 2009, our common stock traded under the symbol “CRWP”.  Since August 2009, our common stock has traded under the symbol of “TAXS.”

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2008 and 2009.  This information was provided to us by the Financial Industry Regulatory Authority and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.  These quotations through the second quarter of 2009 do not give effect to the 1-for-20 reverse stock split that took place on July 27, 2009.

Period	High Bid	Low Bid
1st Qtr 2009	.013	0.00
2nd Qtr 2009	.007	0.00
3rd Qtr 2009	2.00	0.00
4th Qtr 2009	1.90	0.25

1st Qtr 2008	.02	.01
2nd Qtr 2008	.02	.01
3rd Qtr 2008	.01	.01
4th Qtr 2008	.01	.01

As of April 12, 2010, we had 339,676,105 shares of our common stock issued and outstanding, of which 6,588,105 shares were held by non-affiliates.  We also have 1,000 shares of our Control Series Preferred Stock issued and outstanding, all of which are held by Patrick Cox, our Chief Executive Officer, President and Chairman.

Holders

As of April12, 2010, the approximate number of holders of record of our common stock is 499.  In addition we estimate that we have in excess of 300 shareholders whose holdings are in street name.  There is one holder of record of our Control Series Preferred Stock and no such shares are held in street name.

Dividends

As a result of our acquisition of TaxMasters, Inc. on August 4, 2009, we now have profitable operations and we could declare dividends.  We have not paid any cash dividends on our common stock, and our Board of Directors has no present intention of declaring any dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth.  The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors.

Unregistered sales of securities

During the three year period ended December 31, 2009, we issued or sold the following securities without registration under the Securities Act:

On December 7, 2009, 559,000 common stock shares were issued to all employees who were with TaxMasters on August 4, 2009, the date on which the Company acquired TaxMasters in the Share Exchange.

On November 11, 2009, TaxMaster, Inc. issued 330,000 share of common stock to a third party service provider.

On August 4, 2009, pursuant to the Share Exchange Agreement by and among us, TaxMasters, Inc. and Patrick Cox, we acquired all of the issued and outstanding shares of common stock of TaxMasters in exchange for the issuance by us to Mr. Cox of (a) 1,000 shares of Control Series of Preferred Stock and (b) 301,000,000 shares of our common stock.  This issuance was considered exempt pursuant to the provisions of Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that Mr. Cox is an accredited investor as defined under Rule 501, there was no public solicitation or advertisement and we had a reasonable basis to believe that Mr. Cox was acquiring his shares for investment purposes and not with a view to resale or distribution.

Pursuant to employment agreements, each dated August 4, 2009, we issued an aggregate of 32,704,000 shares of common stock to seven of our executives in varying amounts.  These shares were issued as signing bonuses to such executives.  Each of the executives represented and warranted in his or her employment agreement that such executive was acquiring his or her bonus shares for personal investment purposes and not with a view to resale or distribution.  The issuance of the shares to these executives was an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that the executives are accredited investors as defined under Rule 501(a)(4) (an executive officer of the issuer), there was no public solicitation or advertisement and we had a reasonable basis to believe that the executives were acquiring their shares for investment purposes and not with a view to resale or distribution.

Additionally, on August 4, 2009, we also issued an aggregate of 500,000 shares of our common stock to our five directors for their service on our board of directors.  The issuance of the shares to the directors was an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that the directors are accredited investors as defined under Rule 501(a)(4) (director of the issuer), there was no public solicitation or advertisement and we had a reasonable basis to believe that the directors were acquiring their shares for investment purposes and not with a view to resale or distribution.

On August 4, 2009, we issued 1,870,000 shares of common stock to various non-executive employees of the Company to reward them for their service to the Company.  Such issuances were an exempt transaction under Section 2(a)(3) as a transaction not involving an offer or sale of securities in that no consideration was given by any of the employees for the receipt of their shares.

The following unregistered sales were made by Company prior to its acquisition of TaxMasters pursuant to the Share Exchange that closed on August 4, 2009:

In March of 2008, we (i) sold 4,500,000 shares of common stock at $.005 for total proceeds of $22,500, (ii) issued 9,774,692 shares of our common stock, valued at $127,071, for accounts payable, (iii) issued 15,003,383 shares of our common stock, valued at $195,044, for services and (iv) we issued 1,221,925 shares of our common stock, valued at $15,885, for advances from related parties.  These issuances of the shares were an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that there was no public solicitation or advertisement and we had a reasonable basis to believe that the purchasers were acquiring their shares for investment purposes and not with a view to resale or distribution.

During 2007, we issued 170,000 shares of our common stock for services valued at $3,400.  This issuance of shares was an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that there was no public solicitation or advertisement and we had a reasonable basis to believe that the recipient of the shares was acquiring such shares for investment purposes and not with a view to resale or distribution.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, such as those set forth above under “Risk Factors”.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

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

Through our tax professionals, we offer the following services:

•	Get our clients into compliance with their obligation to file income tax returns and pay back taxes due;
•	Reduce taxes by reducing penalties and interest on tax debts;
•	Settle our client’s tax debt for the lowest amount possible under the law;
•	Stop IRS wage garnishments;
•	Stop IRS property seizure;
•	Defend our client in an IRS audit or IRS criminal investigation;
•	Recover seized funds; and
•	Remove an IRS levy or lien.

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

Results of Operations

Results for the year ended December 31, 2009 versus the year ended December 31, 2008.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For years ended December 31,
Statement of Operations Data:	2009		2008
Total Revenue	$36,777,000	100.0%	$15,866,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	18,891,000	51.4%	11,154,000	70.3%
Compensation	18,082,000	49.2%	8,656,000	54.6%
Depreciation	241,000	0.7%	107,000	0.7%
Total Operating expenses	37,214,000	101.3%	19,917,000	125.6%
Net Interest Income / (expenses)	(123,000)	-3%	(10,000)	-1%
Net (Loss) before taxes	$(560,000)	-1.6%	$(4,061,000)	-25.5%

Revenues.  Revenues increased by approximately $20.9 million or 131.8%, to approximately $36.8 million in 2009 as compared to approximately $15.9 million in 2008.  This increase in sales was due to increased sales volume attributable to an increase in our advertising expense.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes, health insurance and fees and charges taken for equity-based compensation, for the year ended December 31, 2009 was approximately $18.0 million, which was an increase of approximately $9.4 million, or 109.3%, from the compensation expense of approximately $18.1 million for year ended December 31, 2008.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume) and (ii) charges taken for grants of restricted stock made pursuant to employment agreements with our executives.  Salaries alone increased to approximately $8.2 million for the year ended December 31, 2009.  The Company took a charge of $0.5 million for equity-based compensation and the remaining $0.7 million increase for the year ended December 31, 2009 were for payroll taxes on the increase salaries.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $7.8 million or 70.2%, from approximately $11.1 million for the year ended December 31, 2008 to approximately $18.9 million for the same period in 2009.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 67%.  Advertising expense for the 2009 was approximately $13.8 million, an increase of approximately $4.4 million or 47%.  Outside service and professional fees for 2009 was approximately $1.4 million, an increase of approximately $0.8 million or 133% from the 2008 costs.  This increase in such fees was due to services to keep abreast of the latest tax law development and higher legal and accounting fees incurred in connection with being a public company that resulted from the Share Exchange.  The remaining expenses in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs.  Other general administrative was approximately $3.1 million for year ended December 31, 2009.  Rent increased approximately $113,000, or 27.78%, from approximately $415,981 for the same period in 2008.  Other general and administrative was also impacted by approximately $467,000, primarily $400,000 for write-off of a note receivable deemed not collectable

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2009 were approximately $37.2 million, an increase of approximately $17.3 million, or 86.9%, from total operating expenses of $19.9 million for the same period in 2008.  Total operating expenses for 2009 increased due to increases in compensation $9.4 million, other SG&A expenses $2.4 million and advertising expenses $4.4 million as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income interest expense and other non operating related adjustments.  Interest expense for, 2009 was approximately $162,000, an increase of approximately $123,000 or 317.8% increase from the same period in 2008, this increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the 2009 was approximately $39,000, an increase of approximately $10,200, a 35.5% increase.

Income taxes benefit.   Total income taxes provision was a benefit of approximately $5.4 million for the year ended December 31, 2009.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.

Net (Loss) Income.  The net income for the year ended December 31, 2009 was approximately $4.8 million as compared to net loss of approximately $4.1 million for the same period in 2008, an increase of approximately $8.9 million.  Operating net loss for the year ended December 31, 2009 was approximately $0.6 million as compared to operating net loss of approximately $4.1 million for 2008, a decrease of approximately $3.5 million in loss.  This reduction in loss is mainly due to the $20.9 increase in sales revenue offset by increases in compensation costs and advertising expenses discussed above.

Liquidity and Capital Resources

For the year ended December 31, 2009, the Company had total current assets of approximately $16.4 million and total current liabilities of approximately $31.3 million, resulting in negative working capital of approximately $14.9 million.  At December 31, 2009, the Company's current assets consisted of approximately $2.9 million in cash, $0.3 million in short-term investments and approximately $11.4 million in net accounts receivable.

During the year ending December 31, 2010, the Company expects to generate positive cash flow from its operations.  We believe that our existing cash and expected cash flow from operations will be sufficient to meet our projected operating expenses at least through December 31, 2010 as well as to fund the full implementation of our P3 system to increase productivity and improve customer service.

Operating Activities

Net cash provided by operating activities was approximately $3.5 million for the year ended December 31, 2009 compared to approximately $4.3 million for the year ended December 31, 2008, a decrease of approximately $0.9 million or 20.9%.  This decrease is primarily attributable to an increase spending in operations particularly in compensation and advertising.

Investing Activities

Net cash used in investing activities was approximately $953,000 for the year ended December 31, 2009 compared to net cash used in investing activities of approximately $720,000 for the year ended December 31, 2008, an increase in cash used of approximately $233,000, or 32.0%.   The primary reason for the change in investing activities was purchases of equipment in the amount of approximately $285,000 and the issuance of note receivable in the amount of $650,000 for possible future acquisitions.  In 2008 the Company purchased CD investments in the amount of approximately $719,582.

Financing Activities

Net cash used in financing activities was approximately $3.3 million for year ended December 31, 2009 compared to approximately $1.6 million for the year ended December 31, 2008, an increase in cash used in financing activities of approximately $1.7 million or 108%.  This increase can be primarily attributable to repayment of principal and interest on note payable to related party and the distribution of $2.3 million to the shareholder.  The Chief Executive Officer of the Company loaned the Company $5.3 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $67,431. Total obligation through 2014 under these agreements is approximately $5,872,000.

We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2014. Our total obligation under these leases is approximately $2,457,000.

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

These obligations are summarized in the table below:

 Contractual Obligations

 The following table presents future contractual obligations due by fiscal period as of December 31, 2009:

	2010	2011-2012	2013-2014	2014 and Thereafter	Total

Operating lease commitments	$1,044,000	$2,353,000	$2,390,000	$85,000	$5,872,000

Capital & Equipment leases	631,000	1,011,000	815,000	0	2,457,000

Total	$1,675,000	$3,364,000	$3,205,000	$85,000	$8,329,000

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

Recent Accounting Pronouncements

On January 1, 2009 the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosures about derivative instruments and hedging activities. The guidance intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this guidance did not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments.  This guidance amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance if certain requirements are met. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance authorized the FASB Accounting Standards Codification (“ASC”) as the sole source for authoritative United States of America Generally Accepted Accounting Principles (“GAAP”).  This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements and all references to pre-Codification GAAP in the financial statements are replaced with descriptive titles.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAXMASTERS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TaxMaster, Inc.
Houston, Texas

We have audited the accompanying balance sheets of TaxMaster, Inc. formerly known as Crown Partner, Inc, (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’ s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 15, 2010

TaxMasters, Inc.
(Formerly known as Crown Patrners, Inc.)
BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,892,895	$3,683,467
Short-term investments	313,663	306,414
Accounts receivable trade, net	11,426,037	5,722,585
Deferred tax asset	1,654,130	-
Prepaid expenses	125,000	-

Total current assets	16,411,725	9,712,466

Property and equipment, net	2,533,387	192,074
Note receivable	250,000
Investments	423,968	413,168
Deferred tax asset, net of current	3,709,430
Other Assets	17,000	17,000

TOTAL ASSETS	$23,345,510	$10,334,708

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,099,427	$1,178,432
Accounts payable related parties	117,673	240,000
Accrued liabilities	2,448,783	466,452
Deferred revenue	20,478,350	8,942,759
Capital lease obligation	568,562	71,706
Note payable to related party	4,582,718	-

Total current liabilities	31,295,513	10,899,349

LONG TERM DEBT

Capital lease obligations, net of current portions	1,708,588	139,193
Deferred revenue, net of current portion	-	6,656,216

Total liabilities	33,004,101	17,694,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued
and outstanding at December 31, 2009 and December 31, 2008	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 339,675,899 and 301,000,000 shares issued and
outstanding at December 31, 2009 and December 31, 2008, respectively	339,676	301,000
Additional paid-in capital	199,768	(301,001)
Accumulated deficit	(10,198,036)	(7,360,050)

Total stockholders' deficit	(9,658,591)	(7,360,050)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,345,510	$10,334,708

See notes to financial statements.

TaxMasters, Inc.
(Formerly known as Crown Partner, Inc.)
STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2009	2008

REVENUES, net	$36,777,024	$15,866,393

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	18,891,317	11,153,787
Compensation	18,082,066	8,656,832
Depreciation	241,348	106,637

Total operating costs and expenses	37,214,731	19,917,256

NET INCOME (LOSS) FROM OPERATIONS	(437,707)	(4,050,863)

OTHER INCOME (EXPENSE):
Interest income	39,030	28,850
Interest expense	(161,927)	(38,757)

Total other income (expense)	(122,897)	(9,907)

NET INCOME (LOSS) BEFORE INCOME TAXES	(560,604)	(4,060,770)

Income tax benefit	(5,363,560)	-

NET INCOME (LOSS)	$4,802,956	$(4,060,770)

EARNINGS PER COMMON SHARE
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	316,712,298	301,000,000
Diluted	316,712,298	301,000,000

See notes to financial statements.

TaxMasters, Inc.
Statements of Stockholders' Deficit
(Formerly known as Crown Partner, Inc.)
For the years ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional
	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	Accumulated
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Total

Balance at December 31, 2007	1,000	$1	301,000,000	$301,000	$(301,001)	$(1,880,864)	$(1,880,864)

Distribution to stockholder						(1,418,416)	(1,418,416)

Net income (loss)						(4,060,770)	(4,060,770)

Balance at December 31, 2008	1,000	1	301,000,000	301,000	(301,001)	(7,360,050)	(7,360,050)

Distribution to stockholder of undistributed tax retained earnings prior to conversion from S to C Corp						(7,640,942)	(7,640,942)

Effect of recapitalization for reverse merger transaction on August 4, 2009			2,712,899	2,713	(2,713)		-

Stock issued to employees for services			35,633,000	35,633	498,862		534,495

Stock issued to non-employee for services			330,000	330	4,620		4,950

Net income (loss)	-	-	-	-	-	4,802,956	4,802,956

Balance at December 31, 2009	1,000	$1	339,675,899	$339,676	$199,768	$(10,198,036)	$(9,658,591)

See notes to financial statements.

TaxMasters, Inc.
(Formerly known as Crown Patrners, Inc.)
STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,802,956	$(4,060,770)
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	(5,363,560)	-
Depreciation and amortization	241,348	106,637
Deferred rent	464,231	-
Common stock issued to employees for service	534,495	-
Common stock issued to non-employees for service	4,950	-
Notes payable write-off	400,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,703,452)	(3,187,453)
Prepaid service	(125,000)	-
Accounts payable and accrued liabilities	3,439,098	833,322
Accounts payable to related parties	(122,327)	-
Deferred revenue	4,879,375	10,639,141

Net cash provided by operating activities	3,452,114	4,330,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts (Purchase) of investments, net	(18,049)	(719,582)
Issuance of note receivable	(650,000)	-
Purchase of fixed assets	(284,969)	-

Net cash used in investing activities	(953,018)	(719,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(231,444)	(96,925)
Repayment, net of accrued interest, of note payable to related party	(732,130)	-
Distributions to shareholders prior to conversion to C corp	(2,326,094)	(1,481,416)

Net cash used in financing activities	(3,289,668)	(1,578,341)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(790,572)	2,032,954

CASH AND CASH EQUIVALENTS—Beginning of year	3,683,467	1,650,513

CASH AND CASH EQUIVALENTS—End of year	$2,892,895	$3,683,467

Supplemental schedule for cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest	$117,906	$38,757

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$2,297,594	$135,814
Issuance of note payable to related party due to conversion from S to C corp	$5,314,848	$-

See notes to financial statements.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Note 1 - Basis of Presentation

The accompanying financial statements information reflects financial information of Crown Partners, Inc. (now known as TaxMasters, Inc.) (“Company”) and TaxMasters, Inc (“TaxMasters”).  On August 4, 2009 the Company (formerly known as Crown Partners, Inc.), a Nevada corporation, closed a share exchange agreement with TaxMasters, Inc. under which all of the following occurred: (i) the Company amended its Articles of Incorporation changing its name to “TaxMasters, Inc”, increased authorized shares of common stock to 1,000,000,000, par value $0.001 and increased authorized shares of undesignated preferred stock to 500,000,000, par value $0.001, (ii) the Company issued 301,000,000 shares of its common stock to the sole stockholder of TaxMasters, Inc. (the “TaxMasters Stockholder”) in exchange for all of the issued and outstanding shares of common stock of TaxMasters, Inc. as a result of which TaxMasters became a wholly-owned subsidiary of the Company; (iii) the Company issued 1,000 shares of its Control Series of Preferred Stock to the TaxMasters Stockholder which give the TaxMasters Stockholder the authority to designate a majority of the Company's board of directors for a five year period; (iv)  the TaxMasters Stockholder has the right to earn up to an additional 299,000,000 shares of the Company's common stock during the next  five years based on a formula calculated on the net profits of the Company;  (v)  the Company's then-current board of directors and officers resigned effective with the closing and concurrently appointed the TaxMasters Stockholder as a director; and (vi) the Company sold all of the shares of Crown Equity Holdings, Inc. (“Crown Equity”), which prior to the closing was a majority-owned operating subsidiary of the Company.  The accompanying financial statements included herein reflect the above transaction which has been accounted for as a reverse merger whereby Tax Masters, Inc. is considered the accounting acquirer and the historical and future financial statements will be those of Tax Masters, Inc. since the Company discontinued its primary business activity conduct through Crown Equity, which was to develop, sell, and produce computer systems which are capable of running multiple monitors from one computer.

The Company primarily engages in resolution of complicated Internal Revenue Service tax problems for customers located in the USA and other parts of the world with USA operations.  The Company also assists customers with state and local tax problem resolution.  The Company headquarters is located in Houston, Texas.

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP") and the rules of the Securities and Exchange Commission.

Note 2 – Summary of Significant Accounting Policies

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

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  There were no common stock equivalents outstanding as of December 31, 2009 and 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results may differ from those estimates.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short term maturities.  The carrying values of the Company’s long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

In determining fair value, the Company uses various valuation methodologies and prioritize the use of observable inputs.  The availability of observable inputs varies by instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transactions.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by the market participants, and valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the marketplace and my require management judgment.

The Company assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

- Level 1 - Quoted prices in active markets for identical assets or liabilities.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

- Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

- Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following section describes the valuation methodologies use to measure the different financial instruments at fair value

Cash and Cash Equivalents

The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  Cash in financial institutions exceeded the Federal Deposit Insurance Corporation (FDIC) coverage.  Management does not consider such deposits over the FDIC insured limits to be a significant risk.  We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Short-Term Investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $313,663 and 306,414 as of December 31, 2009 and 2008, respectively.  These CDs matured on January 09, 2011 and were rolled over into new 6 month CDs maturing on July 09, 2011.  The interest rates were approximately 1.00% and 2.95% for the 2009 and 2008 CDs respectively (see note 4 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Long-Term Investments

Long-term investments consist of investments with original maturities greater then one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $423,968 and $413,168 as of December 31,2009 and 2008, respectively.  These CDs matured on January 09, 2011 and were rolled over into new 12 month CDs maturing on  January 9, 2012.  The interest rates were approximately 1.15% and 2.95% for the 2009 and 2008 CDs respectively (see note 4 below for level hierarchy presentation).  We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Trade Accounts Receivables

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Major renewals and improvements that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Upon sale or retirement, the cost of the property and equipment and the related accumulated depreciation are removed, and any resulting gains or losses are credited or charged to operations.

Depreciation is computed using straight-line methods with various estimated useful lives: computer equipment at 3 years, office furniture and fixtures and office equipment at 5 years.  Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable and at a minimum on an annual basis.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate impairment include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows.  The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Income Taxes

The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (see Note 9 below for details).

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The Company also complies with the provisions accounting for uncertainty in income taxes. The accounting regulations prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  The adoption this accounting treatment did not have an impact on the Company’s financial position, results of operations or cash flows.

Advertising Expenses

The Company expenses the costs of advertising as incurred.  Advertising expenses totaled $13,837,752 and $9,449,815 for 2009 and 2008, respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2009 the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosures about derivative instruments and hedging activities. The guidance intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this guidance did not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments.  This guidance amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance if certain requirements are met. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, this guidance requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify itseffects, if practicable. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance authorized the FASB Accounting Standards Codification (“ASC”) as the sole source for authoritative United States of America Generally Accepted Accounting Principles (“GAAP”).  This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements and all references to pre-Codifiction GAAP in the financial statements are replaced with descriptive titles.

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

Note 3 – Notes Receivable

On May 5, 2009, the Company loaned $400,000 to  a non US corporation.  The note bears a 1% interest rate, with interest payable each six months.   It was determined on December 31, 2009 that the note was not collectable and written off as selling, general and administrative expenses in the statements of operations.

On December 11, 2009, the Company loaned $250,000 to Americlean Dry Cleaning Centers, Inc. (“Americlean”).  The note bears a 6% interest rate, which shall be accrued and paid at maturity.   With this note the Company has the rights to purchase up to 65% of the total shares of common stock of Americlean at an option price of approximately $0.05 per share  and both the principle and the accrued interest thereon shall be converted in payment of the exercise price.  The option period is six months until June 30, 2010.  If TaxMasters elects not to exercise its option to acquire 65% of Americlean on or before June 30, 2010, this promissory note shall mature.  Upon maturity, the principal and interest shall convert into a new promissory note which will be due on or before December 31, 2010, with interest at 12%.  The new note and current note is collateralized by (a) a pledge of 146,000 shares of Americlean owned by the president of Americlean, together with a security interest in and to certain assets (contracts, receivables, etc.) of the borrower,  subordinate only to the security interest of TJV Management, Inc. As of December 31, 2009, the company classified this note receivable as long-term investment due to its intention to convert this note to investment in Americlean.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Note 4 - Fair Value

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

Balance at December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$313,663	-	-	$313,663
Investments- long-term	423,968			423,968
Total Assets	$737,631	-	-	$737,631

Liabilities – N/A	-	-	-	-

Balance at December 31, 2008	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$306,414	-	-	$306,414
Investments- long-term	413,168			413,168
Total Assets	$719,582	-	-	$719,582

Liabilities – N/A	-	-	-	-

      All short-term investments were in bank CD’s at December 31, 2009 and 2008, and have a maturity range from six to twelve months (see note 2 above).

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 5 -	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008

Furniture & Fixtures	$132,502	$-

Computer equipment	882,901	347,212
Phone equipment – Capital lease	1,914,471	-
	2,929,874	347,212
Less Accumulated depreciation	(396,486)	(155,138)
Net Property and Equipment	$2,533,388	$192,074

Depreciation expense charged to operations for the years ended December 31, 2009 and 2008, was $241,348 and $106,637, respectively.

Note 6– Capital Lease Obligations

The Company acquired equipment under long-term leases with two to five year terms, generally bearing interest rates from 2% to 26%.  For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

		December 31	December 31
Year		2009	2008
2005	The Company entered into various capital leases for computer equipment. The terms range from 36 to 48 months and the monthly lease payments are $201 including interest, with maturity dates ranging from November 2008 to September 2009	$-	$455
2006	The Company entered into various capital leases for computer equipment. The terms range from 36 to 48 months and the monthly lease payments are $2,427 including interest, with maturity dates ranging from January 2009 to June 2010.	651	21,065
2007	The Company entered into various capital leases for computer equipment and office equipment. The terms are for 36 months and the monthly lease payments are $4,560 including interest, with maturity dates ranging from January 2010 to August 2010.	20,967	83,382
2008	The Company entered into various capital leases for computer equipment and office equipment. The terms range from 24 to 48 months and the monthly lease payments are $4,947 including interest, with maturity dates ranging from January 2011 to March 2012.	138,112	105,997
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms range from 24 to 60 months and the monthly lease payments are $41,702, with maturity dates ranging from February 2011 to December 2014	2,117,420	-
	Total Lease Obligation	2,277,150	210,899
	Less: current portion	568,562	71,706
	Capital lease obligation, net of current portion	$1,708,588	$139,193

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Future payments under these capital lease arrangements are as follows:

2010	$631,119
2011	544,091
2012	467,067
2013	407,251
2014	407,251

Total future payments	$2,456,779
Less: amount representing interest	179,629
Present value of net minimum lease payments	$2,277,150

Note 7 – Stockholders’ Deficit

Common Stock

During 2009, the Company issued 35,963,000 common shares to employees and non-employee for services rendered for estimated value of $539,445 and expensed as compensation in the statements of operations.  The shares were issued as follows:

•	On August 4, 2009, 32,704,000 common shares were issued to six executives under their employment agreements. These were "signing bonus" shares.
•	On August 4, 2009, 500,000 common shares were issued evenly to 5 directors for services.
•	On August 4, 2009, 1,870,000 common shares were issued to various rank and file employees in recognition to services to the company.
•	On December 7, 2009, 559,000 common shares were issued to all employees who were with the Company on August 4, 2009, the date of the Company became a public entity.
•	On November 11, 2009, the Company issued 330,000 common shares to a non-employee for services valued at $4,950.

Stock Options

On August 4, 2009, the Company authorized and approved (i) the 2009 TaxMasters Stock Option Plan of the Company (“Non-Qualified Plan”), (ii) the 2009 TaxMasters Incentive Stock Option Plan (‘ISO Plan”) and (iii) TaxMasters 2009 Stock Bonus Plan (“Bonus Plan”).  The authorized shares and prices are still to be determined for each plan and as of December 31, 2009, no options or stock grants have been authorized or granted under any of the three plans.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
Preferred Stock

On August 4, 2009, the Company issued 1,000 shares of “Control Series of Preferred Stock” to Mr. Patrick Cox.  The preferred stock gives Mr. Cox the right to elect a majority of TaxMaster’s Board for a period of five (5) years and each share of Control Series Preferred Stock will also have one (1) vote per share, voting as a single class with TaxMasters' common stock.  The shares of the Control Series Preferred Stock will not be convertible into TaxMasters' common stock and at the end of five years the Control Series Preferred Stock will terminate.  The shares of Control Series Preferred Stock will receive such dividends as TaxMasters' Board may declare from time to time.

Distributions

For the year ended December 31, 2009, the Company or its wholly-owned subsidiary, TaxMasters,  made distributions to the TaxMasters Stockholder of $2,326,094, before the reverse merger transaction.  For the year ended December 31, 2008, the Company made distributions to the TaxMasters formerly known as TMIRS Enterprises, LP Stockholder of $1,481,416, respectively.   In addition to the current year distributions, the company distributed prior year’s undistributed previously taxed earnings, in amount of $5,314,848, this amount was then loaned back to the Company. From August 1, 2009  to December 31, 2009, $732,130 of principal and $105,005 of interest were distributed as payment of this loan. (see Note 8 below for details).

Note 8 - Note Payable from Officer of the Company

In August 2009, the Chief Executive Officer, loaned the Company $5,314,848, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.  For the year ended December 31, 2009, the Company repaid $732,130 of principal and $105,005 of interest.  Interest expense is accrued and expensed monthly.

Note 9 – Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate its income taxes.  The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes.  Such differences may result in deferred tax assets and/or liabilities, which are included within the balance sheet.  Prior to the reverse merger of August 4, 2009, the Company was taxed as a Sub-S corporation and was not subject to corporate taxes which created a deferred tax asset when the Sub-S corporation was converted to a C corporation and converted from cash basis to accrual basis for tax purposes.  The conversion from cash to accrual is recognized in year of conversion as the IRC sec 481(a) adjustment is favorable.  The result is favorable given the liabilities exceeded the assets therefore the benefit can be recorded in the current year.  The revenue classified as deferred for financial statement purposes was previously taxed to the Sub-S owner.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

 Our provision (benefit) for income taxes at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	(5,363,560)	-
State	-	-
	(5,363,560)	-
Total tax provision (benefit)	$(5,363,560)	$-

The U.S. federal statutory income tax rate is reconciled to the effective rate at December 31, 2009 and 2008 as follows:

	2009	2008
Income tax expense at U.S. federal statutory rate	34.0%	-
Valuation allowance	42.0%	-
481(a) adjustment	703.0%	-
Permanent differences	-1.0%	-
Income taxed as S-Corp	181.0%	-
Provision for income taxes	957.0%	-

The components of the net deferred tax assets (liabilities) at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax asset
Net operating loss	$2,890,047	$-
Allowance for bad debt	1,159,023	-
Deferred revenue	1,109,257	-
Deferred rent	157,839	-
Deferred bonus	342,833	-
Customer refundable balance	127,840	-
Other	22,903	-
Charitable contributions	1,530	-
Total deferred tax assets	5,811,272	-
Deferred tax liability
Property and equipment (depreciation)	447,712	-
Total deferred tax liabilities	447,712	-
Less: valuation allowance	-	-
Deferred tax asset (liability)	$5,363,560	$-

The Company will treat for tax purposes any of the unused benefit through the 2009 tax year as a net operating tax loss carry forward.   The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary.  As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2009.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Note 10 – Related Party Transactions

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $881,358 and $332,825 for the years ended December 31, 2009 and 2008, respectively, for advertising costs incurred.  In addition, the outstanding balance due to the affiliated company as of December 31, 2009 was $109,939.

In addition, the Company has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were $564,677 and $264,309 for the years ended December 31, 2009 and 2008, respectively.  There were no outstanding balances due to this related entity as of December 31, 2009.

Note 11 – Commitments and Contingencies

Leases

The Company has two separate lease agreements.  The Company leased its main office space in Houston, Texas under a lease agreement that commenced in December 2006 and expires February 2014.  In addition, there were two expansion leases entered into for this property in January and March 2008 which both expire in May 2014.  The aggregate monthly lease payments are $25,162.  In July 2009, The Company entered into an additional lease agreement for additional office space in Houston, Texas through December 31, 2014   Monthly lease payment under this agreement are $0 for the first six months, $67,431 for the months seven through twenty-six, $74,422 for months twenty-seven through forty-six, and $85,413 thereafter.

The future minimum lease payments are as follows:

Year Ended:
2010	$1,043,679
2011	1,141,125
2012	1,211,881
2013	1,290,022
2014	1,099,517
Thereafter	85,413
Total	$5,871,637

Total rent expense for 2009 and 2008 was $529,463 and $415,981, respectively.

TaxMasters, Inc.
(Formerly known as Crown Partners, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Deferred Rent

The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.  The amounts at December 31, 2009 and 2008 are $464,231 and $119,888, respectively, and are included in accrued liabilities.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the ordinary course of business.  The Company has recorded an accrual and expense of $67,363 for potential loss resulting from legal proceedings during 2009. Management believes that no other pending legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Deferred Bonus

On December 31, 2009, the Chief Executive Officer of the Company earned a bonus of $1,008,333 per the terms of his employee contract. This bonus is payable within the next twelve months provided the Company meets certain covenants per the agreement.

Note 12 - Adjustments and Reclassification

The Company has adjusted its previously issued audited financial statements as of and for the year ended December 31, 2008.  During 2009, after issuance of the 2008 audited financial statements, the Company determined that, effective December 31, 2006, 2007 and 2008 revenue was understated and deferred revenue was overstated.  The Company evaluated the errors under SEC Staff Accounting Bulletin 108 and concluded the errors were not material to cause amendment to previous filings and therefore corrected the errors in this filing. Accordingly, for these financial statements retained earnings was adjusted by an aggregate amount of $614,910 for years ended December 31, 2007 and 2006.  Revenue and deferred revenue were adjusted by an aggregate amount of $683,140 for the year ended December 31, 2008.

Also during 2009, the Company issued 2009 quarterly financial statements reflecting an estimated per share stock price of its common stock at $0.045, the Company has reviewed these transaction and has obtained a valuation of its stock price for common shares and has determined based on this valuation that the stock price of its common stock shares should have been valued at $0.015 per share and not $0.045 per share as previously reported.  Accordingly, for these financial statements, the Company’s common stock and additional paid in capital accounts were adjusted by an aggregate amount of $1,052,226 for fiscal 2009.

Certain amounts in the financial statements as of and for the year ended December 31, 2008 have been reclassified for comparative purposes to conform to the presentation in the financial statements as of and for the year ended December 31, 2009.

Note 13 – Subsequent Events

These financial statements were approved by management and the Company’s Board of Directors and were issued on April 15, 2010.  Subsequent events have been evaluated through this date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009 (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on TaxMasters, Inc.’s Internal Control Over Financial Reporting”, our chief executive officer and chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by external consultants with no oversight by a professional with accounting expertise.  Our CFO does not possess accounting expertise and our company does not have an accounting staff with public company audit experience.  This weakness is due to the fact that TaxMasters, Inc., which we acquired on August 4, 2009, was a privately held company and its staff, overall, had minimal experience in public company matters, including public company accounting.  To remedy this material weakness, we intend to engage accountant personnel to assist with financial reporting as promptly as possible.

(b)  Internal Controls Over Financial Reporting.    There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal year to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Set forth below is the “Report of Management on TaxMasters, Inc.’s Internal Control over Financial Reporting”

Report of Management on TaxMasters, Inc.’s Internal Control Over Financial Reporting

Our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), as members of management of TaxMasters, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2009, which has been disclosed to, and reviewed with, our independent auditor.

●
We have a lack of documentation regarding internal controls over financial reporting. Although the Company maintains numerous internal controls over financial reporting, the level of documentation for such controls is inadequate. This heightens the possibility that existing controls may not be applied consistently and properly. As a result such controls could malfunction, and a material misstatement in the annual or interim consolidated financial statements may not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

●	The Company was unable to ensure that all information required to be disclosed in our filings was accumulated and communicated to management to allow timely decisions regarding required disclosure.
●	The Company is lacking qualified resources to perform the internal audit functions properly; and the scope and effectiveness of the Company’s internal audit function are yet to be developed.

Remediation Initiative:

●	Externally, we will continue the process of improving the Company’s internal control system based on COSO Framework under a consulting firm’s assistance.
●	Continue using consultants experienced in accounting principles generally accepted in the United States, including internal controls over financial reporting and SEC reporting.
●	Internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.

As of December 31, 2009 our management, with the participation of our chief executive officer and chief financial officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  As a result of the material weaknesses described above, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2009

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and business experience of each of our directors and executive officers as of March __, 2010 are shown below.  Biographical information for each is set forth following the table.  Each such person became an officer and/or director of the Company at the closing of our acquisition of TaxMasters, Inc. on August 4, 2009 upon the resignation of our officers and directors on such date  (biographical descriptions below which reference dates (i) from April 6, 2009 to July 10, 2009 relate to such officer’s role at TaxMasters, Inc., our wholly-owned subsidiary, and (ii) prior to April 6, 2009 relate to such officer’s role at TMIRS Enterprises, Ltd., the predecessor to TaxMasters, Inc.):

Name	Age	Position
Patrick R. Cox (3), (4)	46	Chairman of the Board, Chief Executive Officer, President and Director
Christopher J. Koscinski	40	Chief Financial Officer and Treasurer
Frederick V. Hackett	42	Chief Counsel Emeritus
Ernest Palla	48	Acting General Counsel and Secretary
Glenn A. Clamon	37	Vice President – Sales
Paulette M. Kitson	51	Vice President – Human Resources
Kevin L. Schmidt	40	Chief Information Officer
Reneé L. Anderson-Miller	46	Vice President – Operations
Michael E. Holdgrafer (1), (4)	52	Director
David M. Hyink (2), (3)	62	Director
James S. Milholland (1), (3)	47	Director
Greg Ralph (1), (2)	40	Director
Richard A. Wright Jr. (2), (4)	43	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of Nominating Committee
(4)	Member of Governance Committee

Patrick R. Cox is the founder of TMIRS Enterprises, Ltd., the predecessor to TaxMasters, Inc.  Mr. Cox has been a director and TaxMasters’ President and Chief Executive Officer since January 2004 and our Chairman of the Board of Directors since September 17, 2009.  Mr. Cox is the Chairman of our Nominating Committee.  Mr. Cox is a Certified Public Accountant licensed in the state of Texas.  Mr. Cox also founded and operated various businesses, including (i) Patrick R. Cox & Associates, Inc., an accounting firm, from January 2001 to August 2007; (ii) Pawn Tax Enterprises, Ltd., which was formed in 2006 and provides technical and marketing support to third parties that prepare small tax returns; (iii) Gurdon Properties, LLC, which was formed in 2006 and operates a rental property business; and (iv) Team Advertising, Inc., which was formed in 2008 and runs a race car team.

Christopher J. Koscinski has served as the Chief Financial Officer and Treasurer of TaxMasters since September 2007,   From October 2006 to September 2007, Mr. Koscinski was a Relationship Manager and Assistant Vice President at the Global Trust Department of the Bank of New York, where he handled compliance matters and assisted in the management of collateral in multi-million dollar secured debt financings.  From July 1997 to October 2006, Mr. Koscinski worked in various capacities at AIM Investments, including as a supervisor in the retirement services group from January 2002 to October 2006.

Frederick V. Hackett has served as outside legal counsel to TaxMasters from 2004 to June of 2007 when he became the General Counsel of TaxMasters.  He departed TaxMasters for active duty in support of Operation Iraqi Freedom with the U.S. Army as a Judge Advocate ("JAG") in July of 2009.  Mr. Hackett expects to be discharged from his tour of duty with the Military sometime during the early summer of 2010, at which time he will resume his duties as our General Counsel.  From August 2005 to December 2006, Mr. Hackett served as a Judge Advocate in support of Operation Enduring Freedom.  He worked at Wauson & Probus, P.C. from February 2007 to May 2007 (as Of Counsel) and October 2003 to March 2004 (as an associate).  Mr. Hackett was a police officer in the Rosenberg Police Department, Rosenberg, Texas, March 1993 to October 2003.  Mr. Hackett is currently a reserve Deputy Constable and is licensed to practice law in Texas.

Ernest Palla joined TaxMasters in May, 2009 as Associate Counsel and became the Acting Secretary and General Counsel in November 2009.  Mr. Palla has served on the Board of Directors and as the Corporate Secretary for InterFax, Inc. and its U.S. subsidiary since December 2008.  From January 2003 to December 2008, he was the General Counsel at Sunland Group, Inc., a civil engineering, project management and build-design firm where he handled a broad range of corporate matters.  From November 1991 to January 2003, Mr. Palla was an attorney at the Houston law firm of O’Quinn, Laminack and Pirtle, L.L.P., where he handled a broad range of commercial, tort and other civil litigation matters.

Glenn A. Clamon has served as the Vice President – Sales of TaxMasters since January 2004.  Mr. Clamon is also a co-owner with his wife of Pelagic Marketing, Inc., which is a sales and marketing consulting firm that he and his wife formed in 2005.

Paulette M. Kitson has served as the Vice President – Human Resources of TaxMasters since December 2006.  From June 2003 to October 2006, Ms. Kitson worked at Comerica Incorporated, a publicly traded financial services company, where she was a Banking Center Manger (2005 – 2006) and an Assistant Manager (2003 – 2004). Ms. Kitson has over 20 years experience in retail banking, including seven years of managerial experience in that industry.

Kevin L. Schmidt has served as the Chief Information Officer of TaxMasters since May 2008.  From 2007 to May 2008, Mr. Schmidt was the Director of IT for the Houston Texas Fire Fighters Credit Union, a credit union that provides a range of financial services to its members.  From 2003 to 2007, he was the Director of IT at American Intercontinental University, a private, multi-campus university that offers associates, bachelors and master degree programs as well as an online university.

Renee L. Anderson-Miller has served as the Vice President – Operations of TaxMasters since April 2008.  From 2005 to April 2008, Ms. Anderson-Miller was an Operations Manager in accounting at Encompass Holdings, Inc., a privately held real estate investment firm.  From 2002 to 2005, she was a Senior Tax Analyst and Audit Coordinator at El Paso Oil & Gas division of El Paso Corporation, a public traded energy company.  From 1999 to 2002, Ms. Anderson-Miller was a Senior Tax Associate at Arthur Anderson LLP in its Houston Texas office.  From 1994 – 1999, she was a Tax Assistant at The Coastal Corporation, a publicly traded energy company that was acquired by El Paso Corporation in 2001.

Michael E. Holdgrafer became one of our directors on August 4, 2009 and he served on the Advisory Board of TaxMasters since September 2007.  He has been a corporate attorney for Dollar Thrifty Automotive Group, Inc., a publicly traded auto rental company, since March 1996 where he has handled acquisitions and employment matters (March 1996 to October 2008) and managed Dollar Thrifty’s properties and concessions group (since October 2008).  Mr. Holdgrafer is licensed to practice law in Oklahoma

David M. Hyink became one of our directors on August 4, 2009 and he served on the Advisory Board of TaxMasters since September 2007.  Dr. Hyink is the Chairman of our Compensation Committee.  Dr. Hyink has been retired since April 2007.  From June 1980 to March 2007, he worked as Senior Scientific Advisor and Chief Forestry Scientist at Weyerhaeuser Company, a publicly traded forestry products company, focusing on topics and issues related to forestry and forest growth and development.  Dr. Hyink received his Ph.D. in Forest Biometrics, Statistics and Operations Research from Purdue University in May 1979 and he received a Masters degree in Forest Biometrics from Stephen F. Austin State University in December 1972.

James S. Milholland became one of our directors on August 4, 2009 and he served on the Advisory Board of TaxMasters since September 2007.  Mr. is a Region Vice President at Kemper, a Unitrin Business, where he manages Kemper’s casualty and property insurance business in a seven state region.  Mr. Milholland has worked at Kemper since 1990.

Greg Ralph became one of our directors and our Vice Chairman of the Board on September 17, 2009.  Mr. Ralph is the Chairman of our Audit Committee.  Since 1985, Mr. Ralph has worked as an accountant at Ralph & Ralph, PC, an accounting firm based in Houston, Texas.  He has been a Managing Director at Ralph & Ralph since 1993.  Mr. Ralph has extensive experience in business audits, financial planning, business tax planning and compliance, litigation support in accounting matters and accounting issues in mergers and acquisitions and buy-sell agreements.

Richard A. Wright Jr. became one of our directors on August 4, 2009 and he served on the Advisory Board of TaxMasters since September 2007.  Mr. Wright is the Chairman of our Governance Committee.  Mr. Wright has served as the President of Wright’s Reprints, a reseller of content and intellectual property from national publications, since 2000. He has also served as the President of Wright’s Printing, a commercial sheet-fed printing company since 2002.

Section 16(a) beneficial reporting compliance

No person who, during the fiscal year ended December 31, 2009, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”)), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year except that (a) Greg Ralph filed an untimely Form 4 on September 22, 2009 (for a transaction occurring on September 17, 2009), (b) Richard A. Wright, Jr. filed an untimely Form 4 on September 24, 2009 (for a transaction occurring on September 17, 2009) and (c) James Milholland filed an untimely Form 4 on September 24, 2009 (for a transaction occurring on September 17, 2009).  The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

Audit Committee; Audit Committee Financial Expert

The three members of the Audit Committee of our Board of Directors (the “Audit Committee”) are Greg Ralph (Chairman), Michael Holdgrafer and Scott Milholland.  The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and meets the criteria for audit committee membership required by NASDAQ.  Further, each Audit Committee member meets NASDAQ’s financial knowledge requirements.  Also, our Board has determined that Greg Ralph qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Code of Ethics

Effective August 4, 2009, we adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer), and any person performing similar functions) and employees.  We have made our Code of Ethics available by filing it as Exhibit 14.1 with our Current Report on Form 8-K filed on August 10, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Management

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) our chief executive officer during the fiscal years ended December 31, 2008 and 2009 and (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal years ended December 31, 2008 and 2009 and who received total compensation in excess of $100,000 during such fiscal years (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Patrick R. Cox Chief Executive Officer (1)	2009	$419.480	$61,885	$--	$--	$--	$481,365
	2008	$11,767	$--	$--	$--	$--	$11,767
Glenn A. Clamon Vice President – Sales (2)	2009	$85,337	$--	$540,036	$--	$4,798	$630,171
	2008	$15,674	$--	$--	$--	$--	$15,674
Reneé L. Anderson-Miller Vice President Operations (3)	2009	$159,365	$18,141	$5,454	$--	$792	$183,752
	2008	$57,998	$--	$--	$--	$720	$58,718

(1)
During 2008, Mr. Cox was eligible for a bonus of up to 400% of his annual base salary as determined in the discretion of the TaxMasters Board of Directors.  In September 2009, we entered into an employment agreement with Mr. Cox.  The minimum annual base salary under Mr. Cox’s employment agreement is $950,000.  Mr. Cox also received under his employment agreement reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Mr. Cox under any medical, dental and/or vision insurance provided by us.  On September 17, 2009, we granted Mr. Cox 100,000 shares of restricted common stock as compensation for Mr. Cox’s service on our board of directors for the twelve month period ending July 31, 2010.

(2)
During 2008, Mr. Clamon was eligible for a bonus equal 400% of his annual base salary based on profit performance and sales leads.  Mr. Clamon’s bonus was paid quarterly and was determined in the discretion of the Board based on the parameters described above.  In September 2009, we entered into an employment agreement with Mr. Clamon.  The minimum annual base salary under Mr. Clamon’s employment agreement is $225,000.  Mr. Clamon’s employment agreement also provided for a bonus equal to up to 400% of his annual base salary.  Upon signing of his employment agreement, Mr. Clamon received, as a one-time "signing bonus", Thirty Million (30,000,000) unregistered shares of our Common Stock, which shares vested immediately.  Mr. Clamon also received under his employment agreement reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Mr. Cox under any medical, dental and/or vision insurance provided by us.

(3)
During 2008, Ms. Anderson-Miller was eligible for a bonus equal 40% of her annual base salary.  Ms. Anderson-Miller’s bonus was paid quarterly and was determined in the discretion of the Board based on the parameters described above.  In September 2009, we entered into an employment agreement with Ms. Anderson-Miller.  The minimum annual base salary under Ms. Anderson-Miller’s employment agreement is $150,000.  Ms. Anderson-Miller’s employment agreement also provided for a bonus equal to up to 40% of her annual base salary.  Upon signing of his employment agreement, Ms. Anderson-Miller received, as a one-time "signing bonus", Three Hundred and One Thousand (301,000) unregistered shares of our Common Stock, which shares vested immediately.  Ms. Anderson-Miller also received under her employment agreement reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Mr. Cox under any medical, dental and/or vision insurance provided by us.

           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - DECEMBER 31, 2009

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Patrick R. Cox	--	--	--	$ --		--	$ --	-	$ --

Glenn A. Clamon (2)	--	--	--	$ --		--	$ --	-	$ --

Reneé L. Anderson-Miller (2)	--	--	--	$ --		--	$ --	-	$ --

 (1) During the year ended December 31, 2009, we did not grant any options to our executive officers.

(2) Pursuant to his employment agreement, Mr. Clamon is entitled to a grant of 5,000,000 stock options under our 2009 stock option plan at the end of fiscal 2009 (December 31, 2009).  Such options have not yet been granted.  Such option grant, if and when made, will be subject to an adjustment in the event we issue any earn out shares to Patrick R. Cox pursuant to Section 5.1 of the Share Exchange Agreement (under which we acquired of all of the outstanding shares of TaxMasters, Inc.).  Pursuant to Section 5.1 of the Share Exchange Agreement, Mr. Cox may receive up to 299,000,000 additional shares of common stock as an earn out based on our net income for the year ended December 31, 2009 and for the years ending December 31, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014 (collectively, the “earn out shares’).

(2) Pursuant to her employment agreement, Ms. Anderson-Miller is entitled to a stock option grants under our 2009 stock option plan at the end of fiscal 2009, 2010 and 2011.  We have not yet granted to Ms. Miller her options with respect to the fiscal year ended December 31, 2009.  All such option grants, if and when made, will be subject to an adjustment for the issuance of any earn out shares.

Employment agreement

Patrick R. Cox

Patrick R. Cox, our Chairman of the Board, Chief Executive Officer and President, is employed pursuant to an agreement through December 31, 2012.  We have the option to renew his employment agreement for successive one year terms.  Under the terms of his employment agreement, Patrick R. Cox receives a minimum base salary of $950,000 per year.  In addition, under his employment agreement, Mr. Cox will receive reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Mr. Cox under any medical, dental and/or vision insurance provided by us.   If Mr. Cox’s employment is terminated by the Company without cause (including upon or in connection with a change of control of the Company), then he is entitled to receive (i) his annual salary earned but not yet paid through the date that notice of such termination was given and (ii) reimbursement for any expenses (subject to his compliance with the documentation requirement for such reimbursement).  Under his employment agreement, Mr. Cox is subject to a non-disclosure, non-compete and non-solicitation provisions.  The non-compete provision covers the period of Mr. Cox’s employment and 12 months after his employment is terminated, and the non-solicitation covers the period of Mr. Cox’s employment and 36 months after his employment is terminated.  Mr. Cox receives no additional payments with respect to any of these restrictive covenants.

Glenn A. Clamon

Glenn A. Clamon, our Vice President – Sales, is employed pursuant to an agreement through December 31, 2012.  We have the option to renew his employment agreement for successive one year terms.  Under the terms of his employment agreement, Mr. Clamon receives a minimum base salary of $225,000 per year.  During each fiscal year during the term of his employment agreement, Mr. Clamon is entitled an annual cash bonus equal to a maximum of Four Hundred Percent (400%) of his base annual salary.  Such bonus will be paid quarterly within sixty (60) days after the end of each fiscal quarter.  The amount of each quarterly cash bonus payment will be determined by our Board of Directors, but such amount cannot be greater than Mr. Clamon’s base annual salary in effect for such fiscal year.  At the end of each fiscal year during the term of his employment agreement, Mr. Clamon will be eligible for a bonus consisting of restricted shares of our common stock as determined by our Board of Directors.   Additionally, Mr. Clamon’s employment agreement provides that he will receive a grant of stock options under our 2009 Stock Option Plan in the amount of Five Million (5,000,000) options at the end of fiscal 2009, which options have not yet been granted to Mr. Clamon.  In the event that we issue earn out shares with respect to 2009 to our Chief Executive Officer, Patrick R. Cox, then the options we grant to Mr. Clamon for 2009 will be increased in the same proportion as the number of earn out shares issued to Mr. Cox bears to the 299,000,000 earn out shares that are issuable under Section 5.1 of the Share Exchange Agreement.  All options granted to Mr. Clamon pursuant to his employment agreement will have a three (3) year term and shall vest immediately upon grant.  Under his employment agreement, Mr. Clamon will receive reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Mr. Clamon under any medical, dental and/or vision insurance provided by us.  If Mr. Clamon’s employment is terminated by the Company without cause (including upon or in connection with a change of control of the Company), then he is entitled to receive (i) his annual salary earned but not yet paid through the date that notice of such termination was given, (ii) any annual stock bonus earned under his employment agreement but not yet paid and (iii) reimbursement for any expenses (subject to his compliance with the documentation requirement for such reimbursement).  Under his employment agreement, Mr. Clamon is subject to a non-disclosure, non-compete and non-solicitation provisions.  The non-compete provision covers the period of Mr. Clamon’s employment and 12 months after his employment is terminated, and the non-solicitation covers the period of Mr. Clamon’s employment and 36 months after his employment is terminated.  Mr. Clamon receives no additional payments with respect to any of these restrictive covenants.

Reneé L. Anderson-Miller

Reneé L. Anderson-Miller, our Vice President – Operations, is employed pursuant to an agreement through December 31, 2012.  We have the option to renew her employment agreement for successive one year terms.  Under the terms of her employment agreement, Ms. Anderson-Miller receives a minimum base salary of $150,000 per year.  During each fiscal year during the term of her employment agreement, Ms. Anderson-Miller is entitled an annual cash bonus equal to a maximum of Forty Percent (40%) of her base annual salary.  Such bonus will be paid quarterly within sixty (60) days after the end of each fiscal quarter.  The amount of each quarterly cash bonus payment will be determined by our Board of Directors, but such amount cannot be greater than ten percent (10%) of Ms. Anderson-Miller’s base annual salary in effect for such fiscal year.  At the end of each fiscal year during the term of her employment agreement, Ms. Anderson-Miller will be eligible for a bonus consisting of restricted shares of our common stock as determined by our Board of Directors.   Additionally, Ms. Anderson-Miller’s employment agreement provides that she will receive a grant of stock options under our 2009 Stock Option Plan in the amount of Five Million (5,000,000) options at the end of fiscal 2009, which options have not yet been granted to Ms. Anderson-Miller, One Million (1,000,000) options at the end of fiscal 2010 and One Million (1,000,000) options at the end of fiscal 2011.  In the event that we issue earn out shares with respect to 2009, 2010 and/or 2011 to our Chief Executive Officer, Patrick R. Cox, then the options we grant to Ms. Anderson-Miller for 2009, 2010 and/or 2011 will be increased in the same proportion as the number of earn out shares issued to Mr. Cox for each such fiscal year bears to the 299,000,000 earn out shares that are issuable under Section 5.1 of the Share Exchange Agreement.  All options granted to Ms. Anderson-Miller pursuant to her employment agreement will have a three (3) year term and shall vest immediately upon grant.  Under her employment agreement, Ms. Anderson-Miller will receive reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Ms. Anderson-Miller under any medical, dental and/or vision insurance provided by us.  If Ms. Anderson-Miller’s employment is terminated by the Company without cause (including upon or in connection with a change of control of the Company), then she is entitled to receive (i) her annual salary earned but not yet paid through the date that notice of such termination was given, (ii) any annual stock bonus earned under her employment agreement but not yet paid and (iii) reimbursement for any expenses (subject to her compliance with the documentation requirement for such reimbursement).  Under her employment agreement, Ms. Anderson-Miller is subject to a non-disclosure, non-compete and non-solicitation provisions.  The non-compete provision covers the period of Ms. Anderson-Miller’s employment and 12 months after her employment is terminated, and the non-solicitation covers the period of Ms. Anderson-Miller’s employment and 36 months after her employment is terminated.  Ms. Anderson-Miller receives no additional payments with respect to any of these restrictive covenants.

Compensation of directors

Prior to August 4, 2009, we did not provide any compensation for our directors.  In September 2009, our board of directors adopted a compensation arrangement for our directors for their service as member of our board of directors.  Under this compensation arrangement, each director receives a grant of 100,000 unregistered shares of our common stock for their service on the board for the 12 month period ending July 31.  The aggregate value the stock grants made to all of our directors in 2009 was $9,000, calculated using a Black-Scholes valuation on the date of the grant.   Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties and the attendance of board meetings and any meeting of stockholders.  Any new independent Director will receive a pro-rata annual cash retainer and stock option grant.

DIRECTOR COMPENSATION - 2009
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Patrick R. Cox	$--	$1,500	(1)	$--	$--	$--	$--	$1,500

Michael E. Holdgrafer	$--	$1,500	(1)	$--	$--	$--	$--	$1,500

David M. Hyink	$--	$1,500	(1)	$--	$--	$--	$--	$1,500

James S. Milholland	$--	$1,500	(1)	$--	$--	$--	$--	$1,500

Greg Ralph	$--	$1,500	(1)	$--	$--	$--	$--	$1,500

Richard A. Wright Jr.	$--	$1,500	(1)	$--	$--	$--	$--	$1,500

(1) Grant date fair value as of September 17, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of April 12, 2010, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group.  The address of all owners listed is c/o TaxMasters, Inc., 900 Town & Country Lane, Houston, Texas 77024.  As of April 12, 2010, we had a total of 339,676,105 shares of the Company’s common stock were outstanding.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)
Patrick R. Cox (3) (4) (5)	301,100,000	88.7%
Christopher J. Koscinski (3)	500,000	--
Ernest Palla (3)	0	--
Glenn A. Clamon (3)	30,000,000	8.8%
Paulette M. Kitson (3)	301,000	*
Kevin Schmidt (3)	301,000	*
Renee L. Anderson-Miller (3)	301,000	*
David M. Hyink (4)	100,000	*
Michael E. Holdgrafer (4)	100,000	*
James S. Milholland (4)	100,000	*
Greg Ralph (4)	100,000	*
Richard A. Wright Jr. (4)	100,000	*
All Officers and Directors (12 persons)	333,003,000	98.1%

* Indicates ownership of less than 1.0%

(1)
A person is considered to beneficially own any shares: (i) over which the person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which the person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)
Based on 339,676,105 shares of common stock outstanding as of April 12, 2010, plus each person’s warrants or options that are currently exercisable or that will become exercisable within 60 days of April 12, 2010.  Shares of our common stock underlying warrants and stock options that are exercisable as of April 12, 2010 or within 60 days of April 12, 2010 are considered outstanding for purposes of computing the percentage shown but are not considered outstanding for any other purpose.  Does not include performance based options to the extent they have not yet vested.

(3)	Officer.
(4)	Director.
(5)
Does not include 1,000 shares of Control Series Preferred Stock held by Mr. Cox.  Also does not include up to 299,000,000 additional shares of Common Stock that may be issued to Mr. Cox based on an earn-out formula in regard to our net income for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2004.

Securities authorized for issuance under equity compensation plans

In 2006, we adopted the Crown Partners, Inc. 2006 Stock Option Plan (“2006 Plan”), which Plan provides for the granting of stock options and other stock grants to certain directors, key employees and certain independent contractors of Crown.  At the closing of the Share Exchange, all options previously granted under the 2006 Plan were cancelled.  We currently have 500,000 shares of common stock for issuance under the 2006 Plan (after giving effect to the 1-for-20 reverse stock split that took place on July 27, 2009).

On August 4, 2009, our board of directors adopted three equity compensation plans:  (i) the 2009 TaxMasters Stock Option Plan, (ii) the 2009 TaxMasters Incentive Stock Option Plan and (iii) the 2009 Stock Bonus Plan.  Our Board has reserved 400,000 shares of our common stock for issuance under the 2009 Stock Bonus Plan.  As of December 31, 2009, we have not reserved any shares for issuance under the 2009 TaxMasters Stock Option Plan nor the 2009 TaxMasters Incentive Stock Option Plan.   Consequently, we have not issued any options under these equity compensation plans.

In September 2009, we issued 35,074,206 common shares to employees for services rendered for estimated value of $631,336  and expensed as compensation in the statements of operations.   These issuances to employees included (i) an aggregate of 32,403,000 shares of common stock to seven of our executives in varying amounts as signing bonuses to such executives under their respective employment agreements, (ii) 2,171,000 shares of common stock to various non-executive employees of the Company to reward them for their service to the Company and (iii) 100,000 shares of our common stock issued to each of our five directors for their service on our board of directors (for an aggregate of 500,000).

The following table summarizes outstanding options under our Stock Option Plan as of December 31, 2009.  Options granted in the future under our stock option plans are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans Approved by security holders	--	--	--
Equity compensation plans not approved by security holders	-- (1)	--	-
Total	--	--	-

(1) On August 4, 2009, our board of directors adopted (i) the 2009 TaxMasters Stock Option Plan and (ii) the 2009 TaxMasters Incentive Stock Option Plan.  As of December 31, 2009 and March __, 2010, we have not reserved any shares for issuance under the 2009 TaxMasters Stock Option Plan nor the 2009 TaxMasters Incentive Stock Option Plan and we have not granted any options under either of these plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We pay advertising fees to Team Advertising, Inc., which is wholly-owned by Patrick Cox.  We paid Team Advertising approximately $881,358 in 2009 and $332,825 in 2008 as the primary sponsor of the racing team and for appearance on the race team trailer and all 6 team cars.

Since 2007, we have used the sales and marketing consulting firm Pelagic Marketing, Inc. which is owned by our Vice President – Sales, Mr. Glenn Clamon, and his wife.  During the years ended December 31, 2007, 2008 and 2009 we paid Pelagic Marketing consulting fees of $138,392, $264,309 and $564,677, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$130,000	$125,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$130,000	$125,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by MaloneBailey LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by our independent registered public accounting firm during 2008 and 2007 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following financial statements of TaxMasters, Inc. and Report of MaloneBailey LLP, Independent Registered Public Accounting Firm, are included in this report:

•	Report of MaloneBailey LLP, Independent Registered Public Accounting Firm.

•	Balance Sheets at December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008

•	Statements of Stockholders’ Deficit for the years ended December 31, 2009 and 2008

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008

•	Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

3.1
Amended and Restated Articles of Incorporation filed on July 16, 2009 with the Nevada Secretary of State (filed as Exhibit 3.1 to the Form 8-K, dated August 4, 2009, filed on August 10, 2009 (“August 2009 Form 8-K”) and incorporated herein by reference).

3.2	Certificate of Designation filed on July 16, 2009 (filed as Exhibit 3.2 to the August 2009 Form 8-K and incorporated herein by reference).
3.3*	By-laws of the Registrant.
10.1
Share Exchange Agreement, dated as of August 4, 2009, by and among the Registrant, TaxMasters, Inc., Patrick Cox and, as to Article VI only, Zaman Family Trust, Tisa Capital Corp. and Phoenix Consulting Services Inc. (filed as Exhibit 10.1 to the August 2009 Form 8-K and incorporated herein by reference).

10.2
Lease, dated as of December 21, 2006, by and between Jim R. Smith Interest (“Landlord”) and TMIRS Enterprises, Ltd. d/b/a TaxMasters (“TMIRS”) (filed as Exhibit 10.2 to the August 2009 Form 8-K and incorporated herein by reference).

10.3
First Amendment to Office Lease, dated January 22, 2008, by and between Landlord and TMIRS (included in Exhibit 10.2) (filed as Exhibit 10.3 to the August 2009 Form 8-K and incorporated herein by reference).

10.4
Second Amendment to Lease Agreement, dated March 31, 2008, by and between Landlord and TMIRS (included in Exhibit 10.2) (filed as Exhibit 10.4 to the August 2009 Form 8-K and incorporated herein by reference).

10.5	Lease Agreement, dated as of July 31, 20009, by and between DAP Plaza and TaxMasters, Inc. (filed as Exhibit 10.5 to the August 2009 Form 8-K and incorporated herein by reference).

10.6
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Patrick R. Cox (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.7
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Glenn A. Clamon (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.8
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Renee L. Anderson-Miller (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.9
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Christopher J. Koscinski (filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.10
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Michael L. Wallace (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.11
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Paulette M. Kitson (filed as Exhibit 10.6 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.12
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Kevin L. Schmidt (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.13
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Frederick V. Hackett (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

14.1	Code of Ethics (filed as Exhibit 14.1 to the August 2009 Form 8-K and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley.
32.2*	Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley.

* Exhibit filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 15, 2010 by the undersigned thereto.

TAXMASTERS, INC.

/s/ Patrick R. Cox
Patrick R. Cox, Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2010.

Signature	Title	Date

/s/ Patrick R. Cox	Chief Executive Officer	April 15, 2010
Patrick R. Cox	Chairman of the Board and Director (Principal Executive Officer)

/s/ Christopher J. Koscinski	Chief Financial Officer	April 15, 2010
Christopher J. Koscinski	and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael E. Holdgrafer	Director	April 15, 2010
Michael E. Holdgrafer

/s/ David M. Hyink	Director	April 15, 2010
David M. Hyink

/s/ James S. Milholland	Director	April 15, 2010
James S. Milholland

/s/ Greg Ralph	Director	April 15, 2010
Greg Ralph

/s/ Richard A. Wright Jr.	Director	April 15, 2010
Richard A. Wright Jr.