Form 10-Q
period 2010-03-31
TaxMasters, Inc.
filed 2010-05-17
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-11986-LA

TAXMASTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2008803
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

900 Town & Country Lane, Suite 400, Houston, TX  77024
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [   ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

As of May 17, 2010, the registrant had 339,676,105 shares of common stock, $0.001 par value, outstanding and 1,000 shares of Control Series Preferred stock outstanding.

TAXMASTERS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	16
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3 - Defaults Upon Senior Securities	16
Item 4 - Submission of Matters to a Vote of Security Holders	16
Item 5 - Other Information	16
Item 6 - Exhibits	16

SIGNATURES	17

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TaxMasters, Inc. BALANCE SHEETS As of March 31, 2010 and December 31, 2009 (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,141,575	$2,892,895
Short-term investments	315,640	313,663
Accounts receivable trade, net	14,592,868	11,426,037
Deferred tax asset	2,203,647	1,654,130
Prepaid expenses	38,750	125,000

Total current assets	21,292,480	16,411,725

Property and equipment, net	2,368,101	2,533,387
Note Receivable	254,551	250,000
Investments	426,104	423,968
Deferred tax asset, net of current	2,673,053	3,709,430
Other assets	17,000	17,000

TOTAL ASSETS	$27,031,289	$23,345,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,869,656	$3,099,427
Accounts payable related parties	-	117,673
Accrued Liabilities	2,221,256	2,448,783
Deferred revenue	25,019,008	20,478,350
Capital lease obligation	547,573	568,562
Note payable to related party	4,467,842	4,582,718

Total current liabilities	34,125,335	31,295,513

LONG TERM DEBT
Capital lease obligations, net of current portions	1,625,098	1,708,588

Total liabilities	35,750,433	33,004,101

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued
and outstanding at March 31, 2010 and December 31, 2009	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 339,675,899 shares issued and
outstanding at March 31, 2010 and December 31, 2009, respectively	339,676	339,676
Additional paid-in capital	199,768	199,768
Accumulated deficit	(9,258,589)	(10,198,036)

Total stockholders' deficit	(8,719,144)	(9,658,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,031,289	$23,345,510

See accompanying notes to financial statements.

TaxMasters, Inc. STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

REVENUES, net	$11,346,527	$7,270,794

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	4,871,073	3,039,540
Compensation	4,797,720	2,990,212
Depreciation	192,752	25,263

Total operating costs and expenses	9,861,545	6,055,015

NET INCOME FROM OPERATIONS	1,484,982	1,215,779

OTHER INCOME (EXPENSE):
Interest income	12,688	13,197
Interest expense	(71,363)	(12,824)

Total other income (expense)	(58,675)	373

NET INCOME (LOSS) BEFORE INCOME TAXES	1,426,307	1,216,152

Income tax expense	486,860	-

NET INCOME (LOSS)	$939,447	$1,216,152

EARNINGS PER COMMON SHARE
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	339,675,899	301,000,000
Diluted	339,675,899	301,000,000

See accompanying notes to financial statements.

TaxMasters, Inc. STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$939,447	$1,216,152
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	486,860	-
Depreciation and amortization	192,752	25,263
Deferred rent	147,044	-
Changes in operating assets and liabilities:
Interest accrued on note receivable	(4,551)	-
Accounts receivable	(3,166,831)	(497,082)
Prepaid service	86,250	-
Accounts payable and accrued liabilities	(1,604,343)	(419,777)
Accounts payable to related parties	(117,674)	(5,000)
Deferred revenue	4,540,658	1,771,597

Net cash provided by operating activities	1,499,612	2,091,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts (Purchase) of investments, net	(4,113)	(9,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(131,943)	(38,761)
Repayment, net of accrued interest, of note payable to related party	(114,876)	-
Distributions to shareholders prior to conversion to C corp	-	(1,629,126)

Net cash used in financing activities	(246,819)	(1,667,887)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,248,680	414,197

CASH AND CASH EQUIVALENTS—Beginning of period	2,892,895	3,683,467

CASH AND CASH EQUIVALENTS—End of period	$4,141,575	$4,097,664

Supplemental schedule for cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest	$71,363	$12,824

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$27, 464	$174,400

See accompanying notes to financial statements.

TaxMasters, Inc.
Notes to Financial Statements

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

The accompany unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of TaxMasters and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain re-classification of prior period amounts has been made to conform to the current presentation.  The re-classification had no impact on stockholders’ deficit and net income.

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

Fair Value Measurements

The Company adopted Statement of ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The provisions of ASC 820 are to be applied prospectively.

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2: Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3: Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

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

Short-Term Investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $315,640 and 313,663 as of March 31, 2010 and December 31, 2009, respectively.  These CDs matured on January 09, 2011 and July 9, 2010.  The interest rates were approximately 1.75% and 2% for the 2010 and 2011 CDs respectively (see note 4 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Long-Term Investments

Long-term investments consist of investments with original maturities greater than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $426,104 and 423,968 as of March 31, 2010 and December 31, 2009, respectively.  These CDs matured on January 09, 2011 and July 9, 2010.  The interest rates were approximately 1.75% and 2% for the 2010 and 2011 CDs respectively (see note 4 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  There were no common stock equivalents outstanding as of March 31, 2010 and 2009.

Advertising Expenses

The Company expenses the costs of advertising as incurred.  For the three month period ended March 31, 2010 and 2009 the advertising expenses was approximately  $3,356,095 and $2,486,575, respectively.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements.  See Note 3 “Fair Value Measurement”.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

Note 3 - Fair Value

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2010.

Balance at March 31, 2010	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$315,640	-	-	$315,640
Investments- long-term	426,104			426,104
Total Assets	$741,744	-	-	$741,744

Liabilities – N/A	-	-	-	-

Balance at December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$313,663	-	-	$313,663
Investments- long-term	423,968			423,968
Total Assets	$737,631	-	-	$737,631

Liabilities – N/A	-	-	-	-

      All company investments were in bank CD’s at March 31, 2010 and December 31, 2009, and have a maturity range from three to twelve months (see note 2 above).

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

Note 4 – Capital Lease Obligations
The Company acquired equipment under long-term leases with two to five year terms, generally bearing interest rates from 2% to 26%.  For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

		March 31,	December 31,
Year		2010	2009
2006	The Company entered into various capital leases for computer equipment. The terms range from 36 to 48 months and the monthly lease payments are approximately $2,427 including interest, with maturity dates ranging from January 2009 to January 2010.	$-	$651
2007	The Company entered into various capital leases for computer equipment and office equipment. The terms are for 36 months and the monthly lease payments are approximately $4,560 including interest, with maturity dates ranging from January 2010 to August 2010.	2,777	20,967
2008	The Company entered into various capital leases for computer equipment and office equipment. The terms range from 24 to 48 months and the monthly lease payments are approximately $10,159 including interest, with maturity dates ranging from January 2011 to March 2012.	123,165	138,112
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms range from 24 to 60 months and the monthly lease payments are approximately $41,702, with maturity dates ranging from February 2011 to December 2014	2,020,857	2,117,420
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms of 36 months and the monthly lease payments are approximately $928, with a maturity date of February 2013.	25,872	-
	Total Lease Obligation	2,172,671	2,277,150
	Less: current portion	547,573	568,562
	Capital lease obligation, net of current portion	$1,625,098	$1,708,588

Future payments under these capital lease arrangements are as follows:

2010	$438,783
2011	532,805
2012	469,408
2013	405,840
2014	405,840
2015 & beyond	10,727
Total future payments	$2,263,403
Less: amount representing interest	90,732
Present value of net minimum lease payments	$2,172,671

Note 5 - Note Payable from Officer of the Company

In August 2009, the Chief Executive Officer loaned the Company $5,314,848, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.  For the three month period ended March 31, 2010 the Company repaid $114,876 of principal and $46,977 of interest.  The balance of this note payable at March 31, 2010 is $4,467,842.

Note 6 – Income Taxes

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

There was no provision for income taxes for the three months ended March 31, 2009.  Our provision (benefit) for income taxes for the three months ended March 31, 2010 consisted of the following:

2010
Current:
Federal	$-
State	-
Deferred:
Federal	486,860
State	-
486,860

Total tax provision (benefit)	$ 486,860

The U.S. federal statutory income tax rate is reconciled to the effective rate at March 31, 2010 and December 31, 2009 as follows:

	2010	2009

Income tax expense at U.S. federal statutory rate	34.0%	34.0%
Valuation allowance	0.0%	42.0%
481(a) adjustment	0.0%	703.0%
Permanent differences	0.1%	2.18%
Income taxed as S-Corp	0.0%	181.0%
Provision for income taxes	0.0%	957.0%
NOL deduction	0.0%	--

The components of the net deferred tax assets (liabilities) at March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax asset
Net operating loss	$1,489,881	$2,890,047
Allowance for bad debt	1,730,504	1,159,023
Deferred revenue	1,520,715	1,109,257
Deferred rent	207,834	157,839
Deferred bonus	342,833	342,833
Customer refundable balance	99,398	127,840
Other	29,382	22,903
Charitable contributions	1,530	1,530
Total deferred tax assets	5,422,077	5,811,272
Deferred tax liability
Property and equipment (depreciation)	545,377	447,712
Total deferred tax liabilities	545,377	447,712
Less: valuation allowance
Deferred tax asset (liability)	$4,876,700	$5,363,560

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of March 31, 2010 and December 31, 2009.

Note 7 – Related Party Transactions

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $387,000 and $140,000 for the three month period ended March 31, 2010 and 2009, respectively, for advertising costs incurred.  In addition, the Company had no outstanding balance due to the affiliated company as of March 31, 2010.  The outstanding balance as of December 31, 2009 to this related party was $117,673.

The Company also has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were $92,000 and $52,367 for the three month period ended March 31, 2010 and 2009, respectively.  There were no outstanding balances due to this related entity as of March 31, 2010 and December 31, 2009.

Note 8 – Commitments and Contingencies

Deferred Rent

The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.  The amount at March 31, 2010 and December 31, 2009 is $611,275 and $464,231 respectively.

Note 9 – Subsequent Events

These financial statements were approved by management and the Company’s Board of Directors and were issued on May 17, 2010.  Subsequent events have been evaluated through this date.  On May 13, 2010, the Texas Attorney General’s office filed a suit against the Company and its Chief Executive Officer in state district court located in Travis County Texas.  This suit, entitled The State of Texas v. TaxMasters, Inc., TMIRS Enterprises, Ltd., GP Services, LLC, d/b/a TaxMasters, and Patrick R. Cox.  The Texas Attorney General (AG) alleges, that the Company had multiple violations of the Texas Deceptive Trade Practices Act (“DTPA”) and the Texas Debt Collection Act.  The Texas Attorney General is seeking (i) temporary and permanent injunction against the Company from further violations of the applicable Texas statutes, (ii) restitution and (iii) civil penalties of up to $20,000 per violation for each and every violation of the DTPA. The Company denies the allegations of the complaint and intends to vigorously defend this lawsuit.

On May 14, 2010, the district court of Travis County issued a temporary restraining order against the Company (the “TRO”).  The TRO requires that the Company clearly and conspicuously disclose to potential customers prior to their purchase of tax resolution services from the Company that (i) the Company’s contract provides that the Company is entitled to its full fee regardless of the Company’s success or failure in resolving the customer’s tax issue(s), (ii) the Company’s contract provides that the Company is not obligated to perform services for the customer until the Company’s fee has been paid in full, (iii) if the customer is paying in installments, the Company may not be working on the customer’s tax issue(s) until the Company has received its entire fee and (iv) the Company’s contract provides that any and all fees paid to the Company for its services are non-refundable.  A hearing is scheduled for May 28, 2010 to determine whether or not to convert the TRO into a temporary injunction.

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

Recent Developments

On May 13, 2010, the Texas Attorney General’s office filed a suit against TaxMasters, Inc. and its Chief Executive Officer in state district court located in Travis County Texas.  This suit, entitled The State of Texas v. TaxMasters, Inc., TMIRS Enterprises, Ltd., GP Services, LLC, d/b/a TaxMasters, and Patrick R. Cox.  The Texas Attorney General (AG) alleges, that we had multiple violations of the Texas Deceptive Trade Practices Act (“DTPA”) and the Texas Debt Collection Act.  The Texas Attorney General is seeking (i) temporary and permanent injunction against us from further violations of the applicable Texas statutes, (ii) restitution from us and (iii) civil penalties of up to $20,000 per violation for each and every violation of the DTPA. We deny the allegations of the complaint and intend to vigorously defend this lawsuit.

On May 14, 2010, the district court of Travis County issued a temporary restraining order against us (the “TRO”).  The TRO requires that we clearly and conspicuously disclose to potential customers prior to their purchase of tax resolution services from us that (i) our contract provides that we are entitled to our full fee regardless of our success or failure in resolving the customer’s tax issue(s), (ii) our contract provides that we are not obligated to perform services for the customer until our fee has been paid in full, (iii) if the customer is paying in installments, we may not be working on the customer’s tax issue(s) until we have received our entire fee and (iv) our contract provides that any and all fees paid to us for our services are non-refundable.  We have taken steps to comply with the TRO by implementing changes to our operations.  A hearing is scheduled for May 28, 2010 to determine whether or not to convert the TRO into a temporary injunction.

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

Through our tax professionals, we offer the following services:

• 	Get our clients into compliance with their obligation to file income tax returns and pay back taxes due;
• 	educe taxes by reducing penalties and interest on tax debts;
• 	Settle our client’s tax debt for the lowest amount possible under the law;
• 	Stop IRS wage garnishments;
• 	Stop IRS property seizure;
• 	Defend our client in an IRS audit or IRS criminal investigation;
• 	Recover seized funds; and
• 	Remove an IRS levy or lien.

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

Results of Operations

Results for the three months ended March 31, 2010 versus the three months ended March 31, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For three months ended March 31,
Statement of Operations Data:	2010		2009
Total Revenue	$11,347,000	100.0%	$7,271,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	4,871,000	42.9%	3,040,000	41.8%
Compensation	4,798,000	42.3%	2,990,000	41.1%
Depreciation	193,000	1.7%	25,000	0.3%
Total Operating expenses	9,862,000	86.9%	6,055,000	83.3%
Other Income (expense), net	(59,000)	0.5%	0	0%
Net income from operation before taxes	1,426,000	12.6%	1,216,000	16.7%
Income tax expense	487,000	4.3%	0	0%
Net income from operations	$939,000	8.3%	$1,216,000	16.7%

Revenues.  Revenues increased by approximately $4.1 million or 56.1%, to approximately $11.3 million for the three months ended March 31, 2010 as compared to approximately $7.3 million for the same three month period in 2009.  This increase in sales was due to increased sales volume attributable to an increase in our advertising expense.

Compensation expense.  Compensation expense, which is comprised of salaries, health insurance, payroll taxes, and outside contract labor for the three month ended March 31, 2010 was approximately $4.8 million, which was an increase of approximately $1.8 million, or 60.4%, from the compensation expense of approximately $3.0 million for three month ended March 31, 2009.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  Salaries and payroll taxes alone increased approximately $1.5 million for the three months ended March 31, 2010. Contract labor paid to our tax experts increased approximately $0.3 for the three months period ended March 31, 2010 versus the same three month period in 2009.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $1.8 million or 60.3%, from approximately $3.0 million for the three months ended March 31, 2009 to approximately $4.9 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 40%.  Advertising expense for the three months ended March 31, 2010 was approximately $3.4 million, an increase of approximately $0.9 million or 35%.  Outside service and professional fees for the three months ended March 31, 2010 was approximately $372,000, an increase of approximately $247,000 or 196% from the 2009 costs for the same three months period .  This increase in such fees was due to services to keep abreast of the latest tax law development and higher legal and accounting fees incurred in connection with being a public company that resulted from the Share Exchange.  The remaining expenses in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs.  Other general administrative was approximately $1.2 million for the three months ended March 31, 2010.  Rent increased approximately $92,000, or 237%, from approximately $81,000 for the same three month period in 2009.  Other general and administrative was also impacted by approximately $0.4 million, primarily increase in general insurance and increased expenses associated with increase in employee headcount versus prior year.

 Total Operating Expenses.  Total operating expenses for the three months end March 31, 2010 were approximately $9.9 million, an increase of approximately $3.8 million, or 62.9%, from total operating expenses of $6.1 million for the same three month period in 2009.  Total operating expenses for first quarter 2010 increased due to increases in compensation $1.9 million, other SG&A expenses $1.0 million and advertising expenses $0.9 million as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income interest expense and other non operating related adjustments.  Interest expense for the three months ended March 31, 2010 was approximately $71,000, an increase of approximately $58,000 or 456% increase from the same three month period in 2009, this increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the three months ended March 31, 2010 was approximately $13,000, basically no increase for the same three month period in 2009.

Income taxes.   Total income taxes provision for the three month ended March 31, 2010 was an expense of approximately $0.5 million.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.  The total deferred tax asset as of March 31, 2010 is $4.8 million.

Net Income.  The net income for the three months ended March 31, 2010 was approximately $0.9 million as compared to a net income of approximately $1.2 million for the same three month period in 2009, a decrease of approximately $0.3 million, mainly due to the current three month tax expense of $0.5 million.   Operating net income for the three months ended March 31, 2010 was approximately $1.4 million as compared to operating net income of approximately $1.2 million for 2009, the increase in revenue offset by increases in compensation costs and advertising expenses discussed above.

Liquidity and Capital Resources

At March 31, 2010, the Company had total current assets of approximately $21.3 million and total current liabilities of approximately $34.1 million, resulting in negative working capital of approximately $12.8 million.  At March 31, 2010, the Company's current assets consisted of approximately $4.1 million in cash, $0.3 million in short-term investments and approximately $14.6 million in net accounts receivable.

Operating Activities

Net cash provided from operating activities was approximately $1.5 million for the three months ended March 31, 2010 as compared to $2.1 million for the same three months ended March 31, 2009, a decrease of $0.6 million or 28.3% decline. The decrease is attributed to our growth in receivables reflecting continued revenue growth and to a reduction in our payables.

Financing Activities

Net cash used in financing activities was approximately $247,000 for the three month ended March 31, 2010 compared to approximately $1.7 million for the three months ended March 31, 2009, a decrease in cash used in financing activities of approximately $1.4 million.  This decrease can be primarily attributable to the distribution of $1.6 million to the shareholder in 2009.  This decline was offset by the repayment of approximately $115,000 of  the note payable form a related party within the Company.  The Chief Executive Officer of the Company loaned the Company $5.3 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $67,431. Total obligation through 2014 under these agreements is approximately $5,661,000.

 We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2014. Our total obligation under these leases is approximately $2,263,000.

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

These obligations are summarized in the table below:

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of December 31, 2009:

	2010	2011-2012	2013-2014	2014 and Thereafter	Total

Operating lease commitments	$833,000	$2,353,000	$2,390,000	$85,000	$5,661,000

Capital & Equipment leases	439,000	1,002,000	812,000	10,000	2,263,000

Total	$1,272,000	$3,355,000	$3,202,000	$95,000	$7,924,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For information about new accounting pronouncements and the potential impact on our Financial Statements, see Note 2 of the Notes to Financial Statements in this Form 10-Q and Note 2 of the Notes to Financial Statements in our 2009 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010 (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on TaxMasters, Inc.’s Internal Control Over Financial Reporting”), our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Not applicable.

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

TAXMASTERS, INC.

Dated: May 17, 2010
By: /s/ CHRISTOPHER J. KOSCINSKI
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)