Form 10-Q
period 2010-06-30
TaxMasters, Inc.
filed 2010-08-23
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-11986-LA

 TAXMASTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2008803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Town & Country Lane, Suite 400, Houston, TX  77024
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

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

As of August 18, 2010, the registrant had 140,700,105 shares of common stock, $0.001 par value, outstanding and 1,000 shares of Control Series Preferred stock outstanding.

TAXMASTERS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	12
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3 - Defaults Upon Senior Securities	12
Item 4 - Removed and Reserved	12
Item 5 - Other Information	12
Item 6 - Exhibits	12

SIGNATURES	13

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TaxMasters, Inc.
 BALANCE SHEETS
 (Unaudited)

	As of June 30,	As of December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,518,328	$2,892,895
Short-term investments	315,639	313,663
Accounts receivable trade, net of allowance of $30,917,581 and $23,171,452, respectively	16,245,376	11,426,037
Deferred tax asset	3,146,918	1,654,130
Prepaid expenses	253,917	125,000

Total current assets	21,480,178	16,411,725

Property and equipment, net of accumulated depreciation of $758,776 and $396,486, respectively	2,780,581	2,533,387
Note receivable	258,378	250,000
Investments	427,312	423,968
Deferred tax asset, net of current portion	2,723,609	3,709,430
Other assets	84,431	17,000

TOTAL ASSETS	$27,754,489	$23,345,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,711,045	$3,099,427
Accounts payable - related parties	11,210	117,673
Accrued liabilities	2,920,975	2,448,783
Deferred revenue	25,685,957	20,478,350
Capital lease obligation	558,122	568,562
Note payable - related party	4,453,644	4,582,718

Total current liabilities	36,340,953	31,295,513

LONG TERM DEBT
Capital lease obligations, net of current portion	1,536,765	1,708,588

Total liabilities	37,877,718	33,004,101

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued
and outstanding	1	1
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 339,675,899 shares issued and outstanding	339,676	339,676
Additional paid-in capital	199,768	199,768
Accumulated deficit	(10,662,674)	(10,198,036)

Total stockholders' deficit	(10,123,229)	(9,658,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,754,489	$23,345,510

See accompanying notes to financial statements.

TaxMasters, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
				Restated
REVENUES, net	$11,061,594	$8,877,437	$22,408,121	$16,148,231

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	7,583,426	5,248,789	12,454,499	8,288,329
Compensation	5,524,775	3,904,340	10,322,495	6,894,552
Depreciation	167,057	59,330	359,809	84,593

Total operating costs and expenses	13,275,258	9,212,459	23,136,803	15,267,474

INCOME (LOSS) FROM OPERATIONS	(2,213,664)	(335,022)	(728,682)	880,757

OTHER INCOME (EXPENSE):
Interest income	7,941	8,138	20,629	21,335
Interest expense	(71,333)	(22,003)	(142,696)	(34,827)

Total other income (expense)	(63,392)	(13,865)	(122,067)	(13,492)

INCOME (LOSS) BEFORE INCOME TAXES	(2,277,056)	(348,887)	(850,749)	867,265

INCOME TAX BENEFIT, NET	(872,971)	-	(386,111)	-

NET INCOME (LOSS)	$(1,404,085)	$(348,887)	$(464,638)	$867,265

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	339,675,899	301,000,000	339,675,899	301,000,000

See accompanying notes to financial statements.

TaxMasters, Inc. STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,

	2010	2009
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(464,638)	$867,265
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Change in deferred tax asset	(506,967)	-
Depreciation and amortization	359,809	84,593
Deferred rent	350,431	-
Write-off of note receivable	-	400,000

Changes in operating assets and liabilities:
Accounts receivable	(4,819,339)	(2,103,700)
Prepaid service	(128,917)	-
Accounts payable and accrued liabilities	(266,621)	385,519
Accounts payable - related parties	(106,463)	134,000
Other assets	(67,431)	-
Deferred revenue	5,207,607	3,598,381

Net cash provided by (used in) operating activities	(442,529)	3,366,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts (Purchase) of investments, net	(5,320)	(11,128)
Issuance and interest accrued on note receivable	(8,378)	(400,000)
Acquisition of property and equipment	(517,127)	(52,898)

Net cash used in investing activities	(530,825)	(464,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(272,139)	(29,144)
Repayment, net of accrued interest, of note payable to related party	(129,074)	-
Distributions to shareholders prior to conversion to C corp.	-	(2,473,353)

Net cash used in financing activities	(401,213)	(2,502,497)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,374,567)	399,535

CASH AND CASH EQUIVALENTS—Beginning of year	2,892,895	3,683,467

CASH AND CASH EQUIVALENTS—End of period	$1,518,328	$4,083,002

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$142,696	$12,824
Cash paid for taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$89,876	$174,400

See accompanying notes to financial statements.

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements information reflects financial information of TaxMasters, Inc. (“Company”) and (“TaxMasters”).

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

Certain reclassification of prior period amounts has been made to conform to the current presentation.  The reclassification had no impact on stockholders’ deficit and net income.

Correction of prior period

On October 20, 2009, the Company filed an 8-K when Crown Partners, Inc. acquired all of the outstanding shares of TaxMasters.  Such 8-K filing included the Company’s unaudited statements of operations and cash flows for the six months ended June 30, 2009.  Management analyzed and subsequently corrected those statements in this filing to reflect corrections to amounts previously reported.  Adjustments were made to correct an overstatement of revenues and an understatement of certain operating expenses, record the write-off of a note receivable of $400,000 and to record distributions made to shareholders that were not previously recognized.

The following table reflects the impact of the above errors to the statement of operations and cash flows for the six months ended June 30, 2009:

	For the six months ended June 30, 2009

	As previously reported	Adjustments		As adjusted

REVENUES, net	$18,758,353	$(2,610,122)	(a)	$16,148,231

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	7,734,277	554,052	(b)	8,288,329
Compensation	6,458,660	435,892	(c)	6,894,552
Depreciation	37,230	47,363	(d)	84,593

Total operating costs and expenses	14,230,167	1,037,307		15,267,474

INCOME (LOSS) FROM OPERATIONS	4,528,186	(3,647,429)		880,757

OTHER INCOME (EXPENSE):
Interest income	21,335	-		21,335
Interest expense	(19,378)	(15,449)	(e)	(34,827)
Other	27	(27)	(f)	-

Total other income (expense)	1,984	(15,476)		(13,492)

NET INCOME	$4,530,170	$(3,662,905)		$867,265

The following is a summary explanation of the adjustments to our previously issued statement of operations

(a) To write-off revenues that were erroneously recorded totaling $2,610,122.
(b) The net increase of $554,052 in selling, general and administrative expenses is due the following :
1) To record additional accrued expenses totaling $1,475,776, consisting of $1,050,776 for advertising expenses and $425,000 for all other selling, general and administrative expenses.
2) To reclassify distributions to shareholders of $961,278 that were erroneously classfied as selling, general and administrative expenses.
3) To reclassify $307,548 from selling, general and administrative expense to compensation expense.
4) To write-off a note receivable of $400,000 which was deemed not collectible as of June 30, 2009.
5) To correct an overstatement of $52,898 in equipment rental expense which should have been capitalized to equipment.
(c) To reclassify $307,548 from selling, general and administrative expense for employee insurance expense and outside labor costs and to record additional accrual for salaries expense of $128,344.
(d) To correct understatement in depreciation expense of $47,363.
(e) To correct understatement in interest expense of $15,449 due to an error in the calculation.
(f) To properly classify as selling, general and administrative expense.

	For the six months ended June 30, 2009

	As previously reported	Adjustments		As adjusted

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,530,170	$(3,662,905)	(a)	$867,265
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	37,230	47,363	(b)	84,593
Write off of note receivable	-	400,000	(c)	400,000
	-	-		-
Changes in operating assets and liabilities:
Accounts receivable	(7,184,845)	5,081,145	(d)	(2,103,700)
Accounts payable and accrued liabilities	(1,098,995)	1,484,514	(e)	385,519
Accounts payable - related party	-	134,000	(f)	134,000
Deferred revenue	6,024,663	(2,426,282)	(g)	3,598,381
		-
Net cash provided by operating activities	2,308,223	1,057,835		3,366,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts (purchase) of investments, net	(11,128)	-		(11,128)
Issuance of note receivable	(400,000)	-		(400,000)
Acquisition of property and equipment	-	(52,898)	(h)	(52,898)
		-
Net cash used in investing activities	(411,128)	(52,898)		(464,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(68,595)	39,451	(i)	(29,144)
Distributions to shareholders prior to conversion to C corp	(1,512,075)	(961,278)	(j)	(2,473,353)
		-
Net cash used in financing activities	(1,580,670)	(921,827)		(2,502,497)
		-
NET CHANGE IN CASH AND CASH EQUIVALENTS	316,425	83,110		399,535

CASH AND CASH EQUIVALENTS—Beginning of year	3,683,467	-		3,683,467

CASH AND CASH EQUIVALENTS—End of period	$3,999,892	83,110		$4,083,002
		-
SUPPLEMENTAL CASH FLOW INFORMATION		-
Cash paid for interest	$38,757	(25,933)	(k)	$12,824
		-
NON CASH INVESTING AND FINANCING ACTIVITIES		-
Purchase of property and equipment by seller financing	$-	174,400	(l)	$174,400

The following is a summary explanation of the adjustments to our previously issued statement of cash flows

(a) This represents the net impact of adjustments made to net income
(b) To correct understatement in depreciation expense of $47,363.
(c) To write-off a note receivable of $400,000 which was deemed not collectible as of June 30, 2009.
(d)  To write-off revenues that were erroneously recorded amounting to $2,610,122 with the corresponding impact to net accounts receivable of $5,036,404 and deferred revenue of $2,426,282, Also, to correct an erroneous debit to accounts receivable instead of cash of $44,741.

(e)  To record additional accrued expenses, mainly advertising $1,050,776, salaries of $128,344 and $425,000 other selling, general and administrative expenses, accrued interest expense correction of $14,394 and to reclassify $134,000 to accounts payable - related party.

(f) To reclassify accounts payable -related party from accounts payable.
(g) To write-off revenues that were erroneously recorded amounting to $2,610,122 with the corresponding impact to net accounts receivable of $5,036,404 and deferred revenue of $2,426,282.
(h) To capitalize equipment purchased that was erroneously recorded as equipment rental expense.
(i) To correct overstatement of payment on our capital lease obligations.
(j) To reclassify distributions to shareholders of $961,278 that were erroneously classfied as selling, general and administrative expenses.
(k) To correct overstatement of cash paid for interest.
(l) To state the amount of property and equipment purchase from a capital lease previously omitted in error.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  TaxMasters uses the proportionate completion method for revenue recognition.  With this method, we determine our revenue by gathering the completion points of six major services rendered by the company.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis. Revenue is recognized when it is earned, typically when our services have been rendered. Upon execution of an agreement, if services have not been provided then the amount to be paid under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue has been earned.

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

The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.  See Note 3, “Fair value of Financial Instruments”, for additional information regarding the Company’s financial assets and liabilities measured at fair value on a recurring basis.

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

Short-Term Investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at $315,639 and $313,663 as of June 30, 2010 and December 31, 2009, respectively.  These CDs mature on January 09, 2011 and July 9, 2011, respectively.  The interest rates were 0.6% and 1.15% for the 2010 and 2011 CDs respectively (see note 3 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Long-Term Investments

Long-term investments consist of investments with original maturities greater than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at $427,312 and $423,968 as of June 30, 2010 and December 31, 2009, respectively.  These CDs matures on July 9, 2010 and January 09, 2011, respectively.  The Company intends to reinvest the CDs upon maturity.  The interest rates were 0.6% and 1.15% for the 2010 and 2011 CDs respectively (see note 3 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  There were no common stock equivalents outstanding as of June 30, 2010 and 2009.

Advertising Expenses

The Company expenses the costs of advertising as incurred.  For the three month period ended June 30, 2010 and 2009, advertising expenses were approximately  $4.4 million and $3.6 million, respectively, and for the six month period ended June 30, 2010 and 2009 advertising expenses were approximately $7.8 million and $6.1 million, respectively.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently assessing the impact of the standard on its financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements.  See Note 3 “Fair Value Measurement of Financial Instruments”.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

Note 3 - Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2010.

Balance at June 30, 2010	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$315,639	-	-	$315,639
Investments- long-term	$427,312			427,312
Total Assets	742,951	-	-	$742,951

Liabilities – N/A	-	-	-	-

Balance at December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$313,663	-	-	$313,663
Investments- long-term	423,968			423,968
Total Assets	$737,631	-	-	$737,631

Liabilities – N/A	-	-	-	-

All Company investments were in bank CD’s at June 30, 2010 and December 31, 2009, and have a maturity range from three to twelve months (see note 2 above).

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

		June 30	December 31
Year		2010	2009
2006	The Company entered into various capital leases for computer equipment. The terms range from 36 to 48 months and the monthly lease payments are approximately $2,427 including interest, with maturity dates ranging from January 2009 to January 2010.	$-	$651
2007	The Company entered into various capital leases for computer equipment and office equipment. The terms are for 36 months and the monthly lease payments are approximately $4,560 including interest, with maturity dates ranging from January 2010 to August 2010.	713	20,967
2008	The Company entered into various capital leases for computer equipment and office equipment. The terms range from 24 to 48 months and the monthly lease payments are approximately $10,159 including interest, with maturity dates ranging from January 2011 to March 2012.	97,324	138,112
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms range from 24 to 60 months and the monthly lease payments are approximately $41,702, with maturity dates ranging from February 2011 to December 2014	1,912,617	2,117,420
2010	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms of 36 months and the monthly lease payments are approximately $3,343, with a maturity date of May 2013.	84,233	-
	Total Lease obligation	2,094,887	2,277,150

	Less: current portion	558,122	568,562

	Capital lease obligation, net of current portion	$1,536,765	$1,708,588

Future payments under these capital lease arrangements are as follows:

2010	$327,787
2011	584,217
2012	505,769
2013	416,874
2014	405,840
2015 & beyond	10,727
Total future payments	$2,251,214
Less: amount representing interest	156,327

Present value of net minimum lease payments	$2,094,887

Note 5 - Note Payable from Officer of the Company

In August 2009, the Chief Executive Officer loaned the Company $5,314,848, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the Company is achieving certain financial targets and the Company has the cash for repayment.  For the six month period ended June 30, 2010 the Company repaid $223,229, inclusive of $94,155 of interest.  The balance of this note payable at June 30, 2010 is $4,453,644.

Note 6 – Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate its income taxes. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences may result in deferred tax assets and/or liabilities, which are included within the balance sheet. Prior to the reverse merger of August 4, 2009, the Company was taxed as a Sub-S corporation and was not subject to corporate taxes which created a deferred tax asset when the Sub-S corporation was converted to a C corporation and converted from cash basis to accrual basis for tax purposes. The conversion from cash to accrual is recognized in the year of conversion as the IRC sec 481(a) adjustment is favorable. The result is favorable given the liabilities exceeded the assets therefore the benefit can be recorded in the current year. The revenue classified as deferred for financial statement purposes was previously taxed to the Sub-S owner.

There was no provision for income taxes for the six months ended June 30, 2009.  Our provision (benefit) for income taxes for the six months ended June 30, 2010 consisted of the following:
2010
Current:
Federal	$-
State	120,856
Deferred:
Federal	(506,967)
State	-
Total tax provision (benefit)	$(386,111)

The U.S. federal statutory income tax rate is reconciled to the effective rate at June 30, 2010 as follows:

Income tax expense at U.S. federal
statutory rate	34.0%
Valuation allowance	0.0%
481(a) adjustment	0.0%
Permanent differences	-1.1%
Income taxed as S-Corp	0.0%
Provision for income taxes	0.0%
NOL deduction	26.7%
Effective tax rate	59.6%

The components of the net deferred tax assets (liabilities) at June 30, 2010 and December 31, 2009 are as follows:

Net operating loss	$873,695	$2,890,047
Allowance for bad debt	2,524,172	1,159,023
Deferred revenue	2,174,222	1,109,257
Deferred rent	276,985	157,839
Deferred bonus	342,833	342,833
Customer refundable balance	75,754	127,840
Other	202,630	22,903
Charitable contributions	1,530	1,530
Total deferred tax assets	6,471,821	5,811,272

Deferred tax liability
Property and equipment (depreciation)	601,294	447,712

Net deferred tax asset	$5,870,527	$5,363,560

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of June 30, 2010 and December 31, 2009.

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $682,564 and $432,000 for the six month periods ended June 30, 2010 and 2009, respectively, for advertising costs incurred.  In addition, the Company had an outstanding balance due to the affiliated company as of June 30, 2010 of $11,210.  The outstanding balance as of December 31, 2009 to this related party was $117,673.

The Company also has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were $32,000 and $52,367 for the three month period ended June 30, 2010 and 2009, respectively.  There were no outstanding balances due to this related entity as of June 30, 2010 and December 31, 2009.

Note 8 – Commitments and Contingencies

Deferred Rent

The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.  The amount at June 30, 2010 and December 31, 2009 is $814,662 and $119,888 respectively and is included in accrued expenses on the Balance Sheet.

Legal Proceedings

On May 13, 2010, the Texas Attorney General’s (AG) office filed a suit against the Company and its Chief Executive Officer in state district court for Travis County, Texas.  In the suit, styled as The State of Texas v. TaxMasters, Inc., TMIRS Enterprises, Ltd., GP Services, LLC, d/b/a TaxMasters, and Patrick R. Cox, the AG  alleges the Company violated certain provisions of the Texas Deceptive Trade Practices Act (“DTPA”) and the Texas Debt Collection Act and is seeking (i) injunctions against the Company from further violations of the applicable Texas statutes, (ii) restitution, and (iii) civil penalties of up to $20,000 per violation for each violation of the DTPA. The Company denies the allegations and is vigorously defending the AG’s claims.

On May 25, 2010, as part of the same proceeding, the court granted and agreed temporary injunction which requires the Company to more clearly and conspicuously disclose to potential customers prior to their purchase of tax resolution services from the Company that (i) the Company’s contract provides that the Company is entitled to its full fee regardless of the Company’s success or failure in resolving the customer’s tax issues, (ii) the Company’s contract provides that the Company is not obligated to perform services for the customer until the Company’s fee has been paid in full, (iii) if the customer is paying in installments, the Company may not be working on the customer’s tax issues until the Company has received its entire fee and (iv) the Company’s contract provides that any and all fees paid to the Company for its services are non-refundable.

The Company believes it has complied with all the requests from the Texas Attorney General’s office and has made appropriate changes to its current business model.  The Company is vigorously defending itself against these allegations but the Company also recognizes that it is probable it will incur some civil penalties and have to make restitution.  Company’s management has determined that the amount of penalties and restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements.

Also from time to time, the Company is involved in other various legal proceedings in the ordinary course of business.  Management believes that these other pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Assessment from U.S. Department of Labor

During the three months ended June 30, 2010 the U.S. Department of Labor (DOL) performed an audit of wages paid by the Company from July 2007 to June 2010.  As a result, the DOL alleges the Company incorrectly determined overtime wage payments for some employees.  To resolve the DOL’s claims, the Company has accrued an expense of $512,000 for the three months ended June 30, 2010.

Note 9– Subsequent Events

On July 1, 2010, the Company entered into a voluntary Financial Reorganization Agreement with Patrick R. Cox, the Company’s Chief Executive Officer and majority and controlling shareholder, and Olde Monmouth Stock Transfer Co., Inc., the Registrant’s transfer agent (“Olde Monmouth”).

Pursuant to the Financial Reorganization Agreement, Mr. Cox transferred 200 million common shares owned by him to Olde Monmouth, which shall hold such shares in escrow until June 30, 2015.  Such escrowed shares were originally issued to Mr. Cox in a “B” reorganization under the Internal Revenue Code of 1986.  While the escrowed shares are held by Olde Monmouth in escrow, Mr. Cox shall not have the right to vote such escrowed shares nor receive any dividend or other distributions in respect of such escrowed shares.  After each of the Company’s fiscal years, completed prior to June 30, 2015, Mr. Cox shall be entitled to claw back the number of such escrowed shares based upon a formula tied to the financial performance of the Company for such fiscal year.  If the formula calculation is negative, no shares shall be released and under no circumstances shall Mr. Cox be required to turn back any of the 101 million shares which he is retaining.  If the calculation would require the release of more shares than those that remain in escrow, only the remaining shares shall be released, the Company is not required to issue any additional shares to Mr. Cox.  At June 30, 2015, any escrowed shares not released to Mr. Cox pursuant to the Financial Reorganization Agreement shall be cancelled. The impact of this agreement is that the current outstanding shares of common stock are reduced by 200,000,000.

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

Recent Developments

On July 1, 2010, the Company entered into a voluntary Financial Reorganization Agreement with Patrick R. Cox, the Company’s Chief Executive Officer and majority and controlling shareholder, and Olde Monmouth Stock Transfer Co., Inc., the Registrant’s transfer agent (“Olde Monmouth”).

Pursuant to the Financial Reorganization Agreement, Mr. Cox transferred 200 million common shares owned by him to Olde Monmouth, which shall hold such shares in escrow until June 30, 2015.  Such escrowed shares were originally issued to Mr. Cox in a “B” reorganization under the Internal Revenue Code of 1986.  While the escrowed shares are held by Olde Monmouth in escrow, Mr. Cox shall not have the right to vote such escrowed shares nor receive any dividend or other distributions in respect of such escrowed shares.  After each of the Company’s fiscal years, completed prior to June 30, 2015, Mr. Cox shall be entitled to claw back the number of such escrowed shares based upon a formula tied to the financial performance of the Company for such fiscal year.  If the formula calculation is negative, no shares shall be released and under no circumstances shall Mr. Cox be required to turn back any of the 101 million shares which he is retaining.  If the calculation would require the release of more shares than those that remain in escrow, only the remaining shares shall be released, the Company is not required to issue any additional shares to Mr. Cox.  At June 30, 2015, any escrowed shares not released to Mr. Cox pursuant to the Financial Reorganization Agreement shall be cancelled. The impact of this agreement is that the current outstanding shares of common stock are reduced by 200,000,000.

The Company entered into the Financial Reorganization Agreement at the request of Mr. Cox for the business purpose of bringing the valuation and market capitalization of the Company, based upon the underlying profitability thereof, into a proper range for the direct benefit of the existing and future shareholders of the Company (other than Mr. Cox).

Notwithstanding the conditional “claw back” of the escrowed shares by Mr. Cox under the Financial Reorganization Agreement, Mr. Cox continues to hold the “Control Series” of preferred stock and thus remains the controlling shareholder of the Company and, by virtue of his ownership of approximately 98 million shares of the Registrant’s common stock, Mr. Cox remains the majority common shareholder of the Registrant.
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

Through our tax professionals, we offer the following services:

· •	Get our clients into compliance with their obligation to file income tax returns and pay back taxes due;
· •	reduce taxes by reducing penalties and interest on tax debts;
· •	Settle our client’s tax debt for the lowest amount possible under the law;
· •	Stop IRS wage garnishments;
· •	Stop IRS property seizure;
· •	Defend our client in an IRS audit or IRS criminal investigation;
· •	Recover seized funds; and
· •	Remove an IRS levy or lien.

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

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  TaxMasters uses the proportionate completion method for revenue recognition.  With this method, we determine our revenue by gathering the completion points of six major services rendered by the company.  Our six major services products are as follows:

Consultations- (a) Transcript Consultant involves preparing power of attorney form 2848 or equivalent, contacting the IRS by phone, obtaining from the IRS the IRS income and withholding information, obtaining tax filing status and tax debt information and informing the client of the results of information obtained from the IRS.  (b) Report Consultation is obtaining from client tax data information, conducting analysis of the case, contacting the IRS if necessary and preparing recommendations to the client for suggested appropriate action to be taken.  (c) Other consulting services as agreed to in a written agreement.

Tax Return Preparation – Preparing and, when ready, filing of tax returns with the IRS.

Automated Collection Services and Revenue Officer Case - Discussions and meetings with client and IRS regarding the client’s case.   Providing analysis of open items due to the IRS, such as, preparation of unfiled tax returns.  Negotiating with the IRS on behalf of the client to establish payment plans, and or other alternatives to payment settlements.

Collection Due Process - Attending and setting up with the client a hearing with the IRS in an effort to relieve a client’s tax liabilities.  This service includes preparing the hearing request and submitting it to the IRS, attending the hearing and negotiating with the hearing officer on behalf of the client for whatever relief may be available and advising the client of the hearing results.

Settlement Analysis - Analyzing a client’s financial data, preparing drafts of IRS forms 433-A or 433-B, making recommendations to the client based upon the Company’s professional judgment as to what would be the client’s best alternative for various IRS programs, including, but not limited to, an offer-in compromise, partial payment installment agreements and uncollectible status.

The Company also earns small amounts of revenue for rendering other tax-related services such as, bookkeeping services, Tax Court services, innocent spouse relief, and IRS audits or appeals.  These revenue services are accounted for as other revenue.

Our clients can engage the Company for one or more services. Each service can be completed over various periods of time. The Company uses the Proportional Performance method to recognize revenue.

The Proportional Performance model is used when (1) the seller completes the performance obligation, and (2) the customer receives value over a period of time.  The Company fulfills a portion of its obligations and the customer receives value as each service of a multi-service contract is completed. As a result, a portion of contract revenue is earned as each service is performed/completed.

Upon execution of an agreement, if services have not been provided then the amount to be paid under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.

Refund Policy

Full or partial refunds are granted to customers for the following:

(a)
when all services are completed and it is discovered that the customer will not require a service anticipated in the engagement agreement(s) – the refund is determined after the fee for services provided are deducted from the amounts paid by the customer;

(b)	an overpayment by customer when services are completed;
(c)	if the third party verification is found to be incomplete, a refund is given for any services not performed in whole or in part by the date of the refund request;

(d)
if all company required disclosures are not made during the initial sales process and the customer does not sign a written contract, the customer is given a refund for any services not performed in whole or in part on request of the customer;

(e)	on written contracts, no refund is made for services contracted by engagement agreements.

The company reserves the right to take a reasonable amount of time, not to exceed 90 days, to review the documents and case files in determining the amount, if any, of the refund.  Any refund due will normally be made only after company confirms the funds received from customer are good and collected funds.

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

Results of Operations

Results for the three months ended June 30, 2010 versus the three months ended June 30, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For three months ended June 30,
Statement of Operations Data:	2010		2009
Total Revenue	11,062,000	100.0%	8,877,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	7,584,000	68.6%	5,249,000	59.1%
Compensation	5,525,000	49.9%	3,904,000	44.0%
Depreciation	167,000	1.5%	59,000	0.7%
Total Operating expenses	13,276,000	120.0%	9,212,000	103.8%
Net loss from operation	(2,214,000)	20.0%	(335,000)	3.8%
Other Income (expense), net	(63,000)	0.6%	(14,000)	0.2%
Net loss before taxes	(2,277,000)	20.6%	(349,000)	3.9%
Income tax benefit	(873,000)	7.9%	- 0 -	0%
Net loss from operations	(1,404,000)	12.7%	(349,000)	3.9%

Revenues.  Revenues increased by approximately $2.2 million or 24.6%, to approximately $11.1 million for the three months ended June 30, 2010 as compared to approximately $8.9 million for the same three month period in 2009.  The increase in sales revenue was mainly attributable to an increase in our advertising expense.  The Company significantly increased advertising campaign on major cable networks, the internet and radio.

Sales change for three month April 1 to June 30 versus prior year by area is as follows:

Services	6/30/2010	6/30/2009	Change	% chg
Collection Due Process	$526,000	$649,000	$(123,000)	-19.0%
Automated Collection Service	1,038,000	649,000	389,000	59.9%
Consultation	1,764,000	1,377,000	387,000	28.1%
Revenue Officer Case	305,000	300,000	5,000	1.7%
Settlement Analysis	5,460,000	4,056,000	1,404,000	34.6%
Tax Returns	1,972,000	1,495,000	477,000	31.9%
Other	534,000	467,000	67,000	14.3%
Total Sales all Services	11,599,000	8,993,000	2,606,000	29.0%
Less: Sales Returns & Allowances	(537,000)	(116,000)	(421,000)	362.9%
Total Revenue	$11,062,000	$8,877,000	$2,185,000	24.6%

Compensation expense.  Compensation expense, which is comprised of salaries, health insurance, payroll taxes, and outside contract labor for the three months ended June 30, 2010 was approximately $5.5 million, which was an increase of approximately $1.6 million, or an increase of 41.5%, from the compensation expense of approximately $3.9 million for three months ended June 30, 2009.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  Salaries and payroll taxes alone increased approximately $1.7 million for the three months ended June 30, 2010. Contract labor paid to our tax experts decreased approximately $180,000 for the three months ended June 30, 2010 versus the same three month period in 2009.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $2.3 million or 44.5%, from approximately $5.3 million for the three months ended June 30, 2009 to approximately $7.6 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 25%.  Advertising expense for the three months ended June 30, 2010 was approximately $4.4 million, an increase of approximately $0.8 million or 21.5%.  Outside service and professional fees for the three months ended June 30, 2010 was approximately $472,000, an increase of approximately $471,000 from the 2009 costs for the same three month period. The Company accrued an expense of $512,000 in the three months ended June 30, 2010 for a potential assessment from the Department of Labor for unpaid wages.   Legal fees increased approximately $149,000 due to current legal issues and costs incurred in connection with being a public company. The other significant increases in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs, which increased approximately $189,000 to approximately $413,000 for the three months ended June 31, 2010.  Rent increased approximately $285,000, or 220%, from approximately $129,000 for the same three month period in 2009, due to the additional office space in 2010.  Other general and administrative was also impacted by approximately $0.2 million, primarily increase in general insurance and increased expenses associated with increase in employee headcount versus prior year.

 Total Operating Expenses.  Total operating expenses for the three months end June 30, 2010 were approximately $13.3 million, an increase of approximately $4.1 million, or 44.6%, from total operating expenses of $9.2 million for the same three month period in 2009.  Total operating expenses for second quarter 2010 increased due to increases in compensation of $1.6 million, advertising expenses of $0.8 million, $0.5 million for the assessment expense from the Department of Labor and other SG&A expenses of $1.3 million as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the three months ended June 30, 2010 was approximately $71,000, an increase of approximately $49,000 or 222% increase from the same three month period in 2009.  This increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the three months ended June 30, 2010 was approximately $8,000, basically no increase for the same three month period in 2009.

Income taxes.   Total income taxes provision for the three months ended June 30, 2010 was a tax benefit  of approximately $994,000 for federal income taxes.  The Company incurred approximately $121,000 for Texas franchise tax.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to a Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.  The total deferred tax asset as of June 30, 2010 is $5.9 million.

Net Loss.  The net loss for the three months ended June 30, 2010 was approximately $1.4 million as compared to a net loss of approximately $349,000 for the same three month period in 2009, an increase in the net loss of approximately $1.1 million mainly due to the increase in operating expenses.   Operating loss for the three months ended June 30, 2010 was approximately $2.2 million as compared to approximately $335,000 for 2009.  This is due to an increase in revenue offset by increases in compensation costs, advertising expenses and the assessment expense from the Department of Labor, as discussed above. The loss before income taxes of approximately $2.3 million for the three months ended June 30, 2010 was partially offset by a income tax benefit of approximately $0.9 million.  Since the Company was still a Sub-S corporation in 2009 no tax benefit was recorded.

Results for the six months ended June 30, 2010 versus the six months ended June 30, 2009

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For six months ended June 30,
Statement of Operations Data:	2010		2009
Total Revenue	$22,408,000	100.0%	$16,148,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	12,455,000	55.6%	8,288,000	51.3%
Compensation	10,322,000	46.1%	6,895,000	42.7%
Depreciation	360,000	1.6%	85,000	0.5%
Total Operating expenses	23,137,000	103.3%	15,268,000	94.6%
Net loss from operation	(729,000)	3.3%	880,000	5.5%
Other Income (expense), net	(122,000)	0.5%	(13,000)	0.1%
Net loss before taxes	(851,000)	3.8%	867,000	5.4%
Income tax expense	(386,000)	1.7%	- 0 -	0%
Net loss from operations	$(465,000)	2.1%	$867,000	5.4%

Revenues.  Revenues increased by approximately $6.3 million or 38.8%, to approximately $22.4 million for the six months ended June 30, 2010 as compared to approximately $16.1 million for the same six month period in 2009.  The increase in sales revenue was mainly attributable to an increase in our advertising expense.  The Company significantly increased advertising campaign on major cable networks, the internet and radio.

Sales change versus prior year for the six months ended June 30, 2010 by area is as follows:

Services	6/30/2010	6/30/2009	Change	% chg
Collection Due Process	$1,118,000	$1,111,000	$7,000	0.6%
Automated Collection Service	2,032,000	1,198,000	834,000	69.6%
Consultation	3,687,000	2,626,000	1,061,000	40.4%
Revenue Officer Case	641,000	487,000	154,000	31.6%
Settlement Analysis	10,389,000	7,350,000	3,039,000	41.3%
Tax Returns	3,670,000	2,510,000	1,160,000	46.2%
Other	1,986,000	1,218,000	768,000	63.1%
Total Sales all Services	23,523,000	16,500,000	7,023,000	42.6%
Less: Sales Returns & Allowances	(1,115,000)	(352,000)	(763,000)	216.8%
Total Revenue (Audited)	$22,408,000	$16,148,000	$6,260,000	38.8%

Compensation expense.  Compensation expense, which is comprised of salaries, health insurance, payroll taxes, and outside contract labor for the six months ended June 30, 2010 was approximately $10.3 million, which was an increase of approximately $3.4 million, or an increase of 49.7%, from the compensation expense of approximately $6.9 million for the six months ended June 30, 2009.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  Salaries and payroll taxes alone increased approximately $3.2 million for the six months ended June 30, 2010. Contract labor paid to our tax experts increased approximately $144,000 for the six months ended June 30, 2010 versus the same three month period in 2009.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $4.1 million or 50.3%, from approximately $8.3 million for the six months ended June 30, 2009 to approximately $12.4 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 29%.  Advertising expense for the six months ended June 30, 2010 was approximately $7.8 million, an increase of approximately $1.7 million or 26.9%.  Outside service and professional fees for the six months ended June 30, 2010 was approximately $954,000 an increase of approximately $316,000 from the 2009 costs for the same six months period.   Legal fees increased approximately $191,000 due to current legal issues and related costs incurred in connection with being a public company.  The Company accrued an expense of $512,000 for the six months ended June 30, 2010 for a potential assessment from the Department of Labor for unpaid wages. The other significant increases in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs, which increased approximately $390,000 to approximately $578,000 for the six months ended June 31, 2010.  Rent increased approximately $472,000, or 220%, from approximately $214,000 for the same six month period in 2009, due to the additional office space in 2010.  Other general and administrative was also impacted by approximately $0.1 million, primarily an increase in general insurance and increased expenses associated with increase in employee headcount versus prior year.

 Total Operating Expenses.  Total operating expenses for the six months end June 30, 2010 were approximately $23.1 million, an increase of approximately $7.9 million, or 51.5%, from total operating expenses of $15.2 million for the same six month period in 2009.  Total operating expenses for second quarter 2010 increased due to increases in compensation $3.4 million, advertising expenses of $1.7 million, $0.5 million for the assessment expense from the Department of Labor and other SG&A expenses of $1.5 million as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the six months ended June 30, 2010 was approximately $143,000, an increase of approximately $108,000 or 309% increase from the same six month period in 2009, this increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the six months ended June 30, 2010 was approximately $21,000, basically no increase for the same six month period in 2009.

Income taxes.   Total income taxes provision for the six months ended June 30, 2010 was a tax benefit of approximately $507,000 for federal income taxes.  The Company also incurred approximately $121,000 for Texas franchise tax.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to a Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.  The total deferred tax asset as of June 30, 2010 is $5.9 million.

Net Loss.  The net loss for the six months ended June 30, 2010 was approximately $465,000 as compared to a net income of approximately $867,000 for the same six month period in 2009.  The decrease in net income of approximately $1.3 million is mainly due to the increase in operation expenses, which includes $512,000 for unpaid wages. The operating net loss for the six months ended June 30, 2010 was approximately $729,000 as compared to operating net income of approximately $880,000 for 2009. Revenues increased approximately $6.3 million but this increase in revenues was offset by increases in compensation costs, advertising expenses and the assessment expense from the Department of Labor ($512,000), discussed above.  The loss before income taxes of approximately $851,000 for the six months ended June 30, 2010 was partially offset by a net income tax benefit of approximately $386,000.  Since the Company was still a Sub-S corporation in 2009 no tax benefit was recorded as of June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, the Company had total current assets of approximately $21.4 million and total current liabilities of approximately $36.3 million, resulting in negative working capital of approximately $14.9 million.  At June 30, 2010, the Company's current assets consisted of approximately $1.5 million in cash, $0.3 million in short-term investments and approximately $16.2 million in net accounts receivable.

Operating Activities

Net cash used in operating activities was approximately $443,000 for the six months ended June 30, 2010 as compared to net cash provided by operating activities of  approximately $3.4 million for the six months ended June 30, 2009, a decrease of approximately $3.8 million. The decrease is attributed to an increase in the net loss for the six months ended June 30, 2010, $465,000 versus a net income of  $867,000 for same period in 2009, a change of approximately $1.3 million.  This decrease of approximately $3.8 million in cash provided by operating activities was due to a change of approximately $1.1 million, versus prior year, of cash used to pay our accounts payable, prepaid expenses and other assets and an increase of approximately $2.7 million in our receivables reflecting continued growth.

Financing Activities

Net cash used in financing activities was approximately $401,000 for the six months ended June 30, 2010 compared to approximately $2.5 million for the six months ended June 30, 2009, a decrease of approximately $2.1 million.  This decrease can be primarily attributed to the distribution of $2.5 million to the shareholder in 2009.  This decline was offset by the repayment of approximately $129,000 of  a note payable from a related party within the Company.  The Chief Executive Officer of the Company loaned the Company $5.3 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $67,431. Total obligation through 2014 under these agreements is approximately $6,192,000.

 We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2014. Our total obligation under these leases is approximately $2,251,000.

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

These obligations are summarized in the table below:

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of June 30, 2010:

	2010	2011-2012	2013-2014	2014 and Thereafter	Total

Operating lease commitments	$375,000	$2,484,000	$2,500,000	$833,000	$6,192,000

Capital & Equipment leases	328,000	1,090,000	823,000	10,000	2,251,000

Total	$703,000	$3,574,000	$3,323,000	$843,000	$8,443,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements

ITEM 4.	CONTROLS AND PROCEDURES

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

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by external consultants with no oversight by a professional with accounting expertise.  Our CFO does not possess accounting expertise and our company does not have an accounting staff with public company audit experience.  This weakness is due to the fact that TaxMasters, Inc., which we acquired on August 4, 2009, was a privately held company and its staff, overall, had minimal experience in public company matters, including public company accounting.  To help remedy this material weakness, in January 2010, 2009, we hired an assistant controller, who is a CPA with both external and internal audit experience, to assist with financial reporting.

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

Dated: August 23, 2010
By: /s/ CHRISTOPHER J. KOSCINSKI
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)