Form 10-Q
period 2010-09-30
TaxMasters, Inc.
filed 2010-11-15
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-11986-LA

TAXMASTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2008803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Town & Country Lane, Suite 400, Houston, TX  77024
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

As of November 11, 2010, the registrant had 140,700,105 shares of common stock, $0.001 par value, outstanding and 1,000 shares of Control Series Preferred stock outstanding.

TAXMASTERS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TaxMasters, Inc. BALANCE SHEETS (Unaudited)
	As of September 30,	As of December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$279,115	$2,892,895
Short-term investments	317,203	313,663
Accounts receivable trade, net of allowance of $34,231,236 and $23,171,452, respectively	16,684,475	11,426,037
Deferred tax asset	2,696,965	1,654,130
Prepaid expenses	144,083	125,000

Total current assets	20,121,841	16,411,725

Property and equipment, net of accumulated depreciation of $962,009 and $396,486, respectively	3,024,990	2,533,387
Note receivable	262,305	250,000
Investments	428,536	423,968
Deferred tax asset, net of current portion	3,170,630	3,709,430
Other assets	17,000	17,000

TOTAL ASSETS	$27,025,302	$23,345,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,748,127	$3,099,427
Accounts payable - related parties	69,273	117,673
Accrued liabilities	3,156,666	2,448,783
Deferred revenue	25,426,951	20,478,350
Capital lease obligation	542,748	568,562
Note payable - related party	4,502,392	4,582,718

Total current liabilities	36,446,157	31,295,513

LONG TERM DEBT
Capital lease obligations, net of current portion	1,409,280	1,708,588

Total liabilities	37,855,437	33,004,101

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued
and outstanding	1	1
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 339,675,899 shares issued and 140,700,105 shares outstanding	340,700	339,676
Additional paid-in capital	930,744	199,768
Accumulated deficit	(12,101,580)	(10,198,036)

Total stockholders' deficit	(10,830,135)	(9,658,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,025,302	$23,345,510

See accompanying notes to financial statements.

TaxMasters, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009
		Revised		Revised
REVENUES, net	$10,439,002	$10,822,536	$32,847,123	$26,970,767

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	5,844,298	3,724,780	19,018,797	12,013,109
Compensation	4,992,295	4,292,508	15,314,790	11,187,060
Depreciation	200,261	94,617	560,070	179,210

Total operating costs and expenses	11,036,854	8,111,905	34,893,657	23,379,379

INCOME (LOSS) FROM OPERATIONS	(597,852)	2,710,631	(2,046,534)	3,591,388

OTHER INCOME (EXPENSE):
Interest income	7,430	10,558	28,059	31,893
Interest expense	(71,084)	(31,153)	(213,780)	(65,980)

Total other income (expense)	(63,654)	(20,595)	(185,721)	(34,087)

INCOME (LOSS) BEFORE INCOME TAXES	(661,506)	2,690,036	(2,232,255)	3,557,301

INCOME TAX BENEFIT, NET	57,400	(4,239,847)	(328,711)	(4,239,847)

NET INCOME (LOSS)	$(718,906)	$6,929,883	$(1,903,544)	$7,797,148

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(0.01)	$0.02	$(0.01)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	140,687,377	324,411,448	273,082,698	308,889,572

See accompanying notes to financial statements.

TaxMasters, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,

	2010	2009
		Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,903,544)	$7,797,148
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Change in deferred tax asset	(504,035)	(4,239,847)
Depreciation and amortization	560,070	179,210
Deferred rent	479,014	137,737
Write-off of note receivable	-	400,000
Common stock issued for services	732,000	526,104

Changes in operating assets and liabilities:
Accounts receivable	(5,258,438)	(6,915,417)
Prepaid service	(19,083)	-
Accounts payable and accrued liabilities	(122,431)	(15,465)
Accounts payable - related parties	(48,400)	142,495
Deferred revenue	4,948,601	6,400,711

Net cash provided by (used in) operating activities	(1,136,246)	4,412,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts (Purchase) of investments, net	(8,108)	(15,920)
Issuance and interest accrued on note receivable	(12,305)	(400,000)
Acquisition of property and equipment	(961,797)	(26,445)

Net cash used in investing activities	(982,210)	(442,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(414,998)	(168,222)
Repayment, net of accrued interest, of note payable to related party	(80,326)	(523,290)
Distributions to shareholders prior to conversion to C corp.	-	(2,326,094)

Net cash used in financing activities	(495,324)	(3,017,606)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,613,780)	952,705

CASH AND CASH EQUIVALENTS—Beginning of year	2,892,895	3,683,467

CASH AND CASH EQUIVALENTS—End of period	$279,115	$4,636,172

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$213,780	$27,831
Cash paid for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	89,876	1,398,890
Issuance of note payable to related party due to conversion from S to C corp	-	6,296,816

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

Note 2 -  Revision of Prior Period Amounts

In preparing the Company’s financial statements for the quarter ended September 30, 2010, the Company discovered and corrected an error related to accounting for shares granted to a consultant in May 2010.  These shares to be issued (shares were actually issued on July 8, 2010) were not recorded and resulted in a $720,000 understatement in selling, general and administrative expenses and an understatement in income tax benefit and deferred tax asset of $244,800 in the second quarter of 2010.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the quarter ended September 30, 2010, the Company believes the impact would have been significant to the third quarter of 2010 and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company revised in the current filing previously reported quarterly results for the second quarter of 2010.

The adjustment did not result to any changes in total stockholders’ equity reported in the balance sheet at June 30, 2010.  Likewise, the adjustment to the statement of cash flows for the six months ended June 30, 2010 did not result to any changes to amounts previously reported for net cash from operating activities, investing activities or financing activities.

The revisions of prior period amounts are as follows:

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

Statement of Operations– Six Months Ended June 30, 2010

	For the six months ended June 30, 2010
	As previously reported	Adjustment	Revised

REVENUES, net	22,408,121	-	22,408,121

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	12,454,499	720,000	13,174,499
Compensation	10,322,495	-	10,322,495
Depreciation	359,809	-	359,809
Total operating costs and expenses	23,136,803	720,000	23,856,803

NET INCOME (LOSS) FROM OPERATIONS	(728,682)	(720,000)	(1,448,682)

OTHER INCOME (EXPENSE):
Interest income	20,629	-	20,629
Interest expense	(142,696)	-	(142,696)
Total other income (expense)	(122,067)	-	(122,067)

NET INCOME (LOSS) BEFORE INCOME TAXES	(850,749)	(720,000)	(1,570,749)

INCOME TAX BENEFIT, NET	(386,111)		(386,111)

NET INCOME (LOSS)	$(464,638)	$(720,000)	$(1,184,638)

Earnings per share - Basic and diluted	$(0.00)		$(0.00)

Weighted average shares outstanding - Basis and diluted	339,675,899	232,044	339,907,943

Statement of Operations– Three Months Ended June 30, 2010

	For the three months ended June 30, 2010
	As previously reported	Adjustments	Revised

REVENUES, net	$11,061,594	-	11,061,594

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	7,583,426	720,000	8,303,426
Compensation	5,524,775	-	5,524,775
Depreciation	167,057	-	167,057

Total operating costs and expenses	13,275,258	720,000	13,995,258

NET INCOME (LOSS) FROM OPERATIONS	(2,213,664)	(720,000)	(2,933,664)

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

OTHER INCOME (EXPENSE):
Interest income	7,941		7,941
Interest expense	(71,333)	-	(71,333)
Total other income (expense)	(63,392)	-	(63,392)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,277,056)	(720,000)	(2,997,056)

INCOME TAX BENEFIT, NET	(872,971)		(872,971)

NET INCOME (LOSS)	$(1,404,085)	$(720,000)	$(2,124,085)

Earnings per share - Basic and diluted	$(0.00)		$(0.01)

Weighted average shares outstanding - Basis and diluted	339,675,899	461,538	340,137,437

Also, the Company identified errors in the previously issued unaudited financial statements as of and for the three and nine months ended September 30, 2009.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected.  Therefore, as permitted by SAB 108, the Company revised in the current filing previously reported quarterly results for the third quarter of 2009.

The Company made adjustments to correct an understatement of revenues for the three months ended September 30, 2009 caused by an overstatement of revenues for the six months ended June 30, 2009, correct an overstatement of certain operating expenses, record the write-off of a note receivable, correct an overstatement in stock compensation expense and to record distributions made to shareholders that were not previously recognized.

The following table reflects the impact of the above adjustments to the statement of operations and cash flows for the three and nine months ended September 30, 2009:

Statement of Operations– Nine Months Ended September 30, 2009

	For the nine months ended September 30, 2009
	As previously reported	Adjustments		Reclassification		Revised

REVENUES, net	26,970,767	-		-		26,970,767

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	13,831,942	(698,837)	a	(1,119,996	) b	12,013,109
Compensation	11,119,290	(1,052,226)	c	1,119,996	b	11,187,060
Depreciation	94,617	84,593	d			179,210
Total operating costs and expenses	25,045,849	(1,666,470)		-		23,379,379

NET INCOME FROM OPERATIONS	1,924,918	1,666,470		-		3,591,388

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

OTHER INCOME (EXPENSE):
Interest income	31,893	-			31,893
Interest expense	(31,153)	(34,827)	e		(65,980)
Total other income (expense)	740	(34,827)		-	(34,087)

NET INCOME BEFORE INCOME TAXES	1,925,658	1,631,643		-	3,557,301

INCOME TAX BENEFIT, NET	(4,239,847)				(4,239,847)

NET INCOME	$6,165,505	$1,631,643		$-	$7,797,148

Earnings per share - Basic and diluted	$0.02				$0.03

Weighted average shares outstanding Basic and diluted	308,889,572				308,889,572

The following is a summary explanation of the adjustments and reclassifications to our previously issued statement of operations :
a - Selling, general and administrative expenses were reduced due the following;
1. To correct distributions to shareholders of $981,968 that were erroneously recorded as selling, general and administrative expenses (SG&A).
2. To write-off a note receivable of $400,000 which was deemed not collectible as of June 30, 2009.
3. To correct an overstatement of $116,869 in equipment rental expense which should have been capitalized.
b - To reclassify payroll taxes, employee healthcare insurance and outside labor from SG&A to compensation.
c - To correct an overstatement in stock compensation expense due to an error in the share price used.
d - To correct understatement in depreciation expense as result of the correction to equipment rental expense.
e - To correct understatement in interest expense due to an error in the calculation.

Statement of Operations – Three Months Ended September 30, 2009

	For the three months ended September 30, 2009
	As previously reported	Adjustments		Reclassifications		Revised

REVENUES, net	8,212,414	2,610,122	a	-		10,822,536

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	6,097,665	(1,688,808)	b	(684,077)	c	3,724,780
Compensation	4,660,630	(1,052,226)	d	684,104	c	4,292,508
Depreciation	57,387	37,230	e			94,617
Total operating costs and expenses	10,815,682	(2,703,804)		27		8,111,905

NET INCOME (LOSS) FROM OPERATIONS	(2,603,268)	5,313,926		(27)		2,710,631

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

OTHER INCOME (EXPENSE):
Interest income	10,531	-		27	c	10,558
Interest expense	(11,775)	(19,378)	f	-		(31,153)
Total other income (expense)	(1,244)	(19,378)		27		(20,595)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,604,512)	5,294,548		-		2,690,036

INCOME TAX BENEFIT, NET	(4,239,847)	-		-		(4,239,847)

NET INCOME	$1,635,335	$5,294,548		$-		$6,929,883

Earnings per share - Basic and diluted	$0.01					$0.02

Weighted average shares outstanding Basic and diluted	324,411,448					324,411,448

The following is a summary explanation of the adjustments and reclassifications to our previously issued statement of operations:
a - To correct understatement in reported revenues as a result of the restatement in June 30, 2009 amounts.
b - Selling, general and administrative expenses were reduced due the following;
1. To correct distributions to shareholders of $981,968 that were erroneously recorded as selling, general and administrative expenses (SG&A).
2. To correct overstatement in reported SG&A amount of $589,971 as a result of the restatement in June 30, 2009 amounts.
3. To correct an overstatement of $116,869 in equipment rental expense which should have been capitalized.
c - To reclassify payroll taxes, employee healthcare insurance and outside labor from SG&A to compensation and to reclassify interest of $27 from SG&A to interest income.
d - To correct an overstatement in stock compensation expense due to an error in the share price used.

e – To correct understatement in depreciation expense as result of the correction to equipment rental expense f – To correct understatement in interest expense due to an error in the calculation

Statement of Cash Flows – Nine Months Ended September 30, 2009

	For the nine months ended September 30, 2009
	As previously reported	Adjustments	Revised

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,165,505	1,631,643	7,797,148
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	(4,239,847)	-	(4,239,847)
Depreciation and amortization	94,617	84,593	179,210
Deferred rent	137,737	-	137,737
Write off of note receivable	-	400,000	400,000
Common stock issued to employees for services	1,578,330	(1,052,226)	526,104
Changes in operating assets and liabilities:			-
Accounts receivable	(6,915,417)	-	(6,915,417)
Accounts payable and accrued liabilities	(15,465)	-	(15,465)
Accounts payable - related parties	142,495	-	142,495
Deferred revenue	6,400,711	-	6,400,711
Net cash provided by operating activities	3,348,666	1,064,010	4,412,676

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(15,920)	-	(15,920)
Issuance of note receivable	(400,000)	-	(400,000)
Acquisition of property and equipment	(26,445)	-	(26,445)
Net cash used in investing activities	(442,365)	-	(442,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(86,180)	(82,042)	(168,222)
Repayment, net of accrued interest, of note payable to related party	(523,290)	-	(523,290)
Distributions to shareholders prior to conversion to C corp	(1,344,126)	(981,968)	(2,326,094)
Net cash used in financing activities	(1,953,596)	(1,064,010)	(3,017,606)
NET CHANGE IN CASH AND CASH EQUIVALENTS	952,705	-	952,705

CASH AND CASH EQUIVALENTS—Beginning of year	3,683,467		3,683,467

CASH AND CASH EQUIVALENTS—End of period	$4,636,172		$4,636,172

Note 3 – Summary of Significant Accounting Policies

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

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

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

The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.  See note 4, “Fair value of Financial Instruments”, for additional information regarding the Company’s financial assets and liabilities measured at fair value on a recurring basis.

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

Short-term investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $317,203 and $313,663 as of September 30, 2010 and December 31, 2009, respectively and mature on January 09, 2011 and July 9, 2010, respectively.  The interest rates were approximately 1.15% and 1.00% for the 2010 and 2009 CDs respectively (see note 4 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Long-Term Investments

Long-term investments consist of investments with original maturities greater than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits.  The Company had Bank CD’s valued at approximately $428,536 and 423,968 as of September 30, 2010 and December 31, 2009, respectively, and mature on July 9, 2012 and January 9, 2011, respectively.  The interest rates were approximately 1.15% for both the 2010 and 2009 CDs (see note 4 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. Contingently issuable shares where the shares are not certain to be issued are also be excluded from the EPS calculation. As of September 30, 2010, the Company has 200,000,000 contingently issuable shares that were not deemed as outstanding and were excluded from the calculation of both basic and diluted EPS (see note 9 below for details).

Advertising Expenses

The Company expenses the costs of advertising as incurred.  For the three month period ended September 30, 2010 and 2009, advertising expenses were approximately  $4.0 million and $2.6 million, respectively and for the nine months ended September 30, 2010 and 2009, advertising expenses were approximately $11.8 million and $8.7 million, respectively.

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently assessing the impact of the standard on its results of operations or financial condition.

January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements.  See note 4 “Fair Value Measurement of Financial Instruments”.

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

Note 4 - Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2010.

Balance at September 30, 2010	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$317,203	-	-	$317,203
Investments- long-term	428,536			428,536
Total Assets	$745,739	-	-	$745,739

Liabilities – N/A	-	-	-	-

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

Balance at December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$313,663	-	-	$313,663
Investments- long-term	423,968			423,968
Total Assets	$737,631	-	-	$737,631

Liabilities – N/A	-	-	-	-

All company investments were in bank CD’s at September 30, 2010 and December 31, 2009, and have a maturity range from three to twelve months (see note 3 above).

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

Note 5 – Capital Lease Obligations

The Company acquired equipment under long-term leases with two to five year terms, generally bearing interest rates from 2% to 26%.  For financial reporting purposes, the present value of the minimum lease payments have been capitalized.

		September 30	December 31
Year		2010	2009
2006	The Company entered into various capital leases for computer equipment. The terms range from 36 to 48 months and the monthly lease payments are approximately $2,427 including interest, with maturity dates ranging from January 2009 to January 2010.	$ -	$ 651
2007	The Company entered into various capital leases for computer equipment and office equipment. The terms are for 36 months and the monthly lease payments are approximately $4,560 including interest, with maturity dates ranging from January 2010 to August 2010.	-	20,967
2008	The Company entered into various capital leases for computer equipment and office equipment. The terms range from 24 to 48 months and the monthly lease payments are approximately $10,159 including interest, with maturity dates ranging from January 2011 to March 2012.	70,411	138,112
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms range from 24 to 60 months and the monthly lease payments are approximately $41,702, with maturity dates ranging from February 2011 to December 2014	1,803,252	2,117,420
2010	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms of 36 months and the monthly lease payments are approximately $3,343, with a maturity date of May 2013.	78,365	-
	Total lease obligation	1,952,028	2,277,150

	Less: current portion	542,748	568,562

	Capital lease obligation, net of current portion	$ 1,409,280	$ 1,708,588

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

Future payments under these capital lease arrangements are as follows:

2010	$161,801
2011	584,217
2012	505,769
2013	416,874
2014	405,840
2015 & beyond	10,727
Total future payments	$2,085,228
Less: amount representing interest	133,200

Present value of net minimum lease payments	$1,952,028

Note 6 - Note Payable – Related Party

In August 2009, the Chief Executive Officer loaned the Company $5,314,848, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the Company is achieving certain financial targets and the Company has the cash for repayment.  For the nine months ended September 30, 2010 the Company repaid $231,753, inclusive of $142,421 of interest.  The balance of this note payable at September 30, 2010 is $4,502,392.

Note 7 – Income Taxes

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

Our provision (benefit) for income taxes for the nine months ended September 30, 2010 and 2009 consisted of the following:

	2010	2009
Current:
Federal	$-	$178,380
State	175,324	-
Deferred:
Federal	(504,305)	(4,418,227)
State	-	-

Total tax provision (benefit)	$(328,711)	$(4,239,847)

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

The U.S. federal statutory income tax rate is reconciled to the effective rate at September 30, 2010 and 2009 as follows:

	2010	2009
Income tax expenses at U.S. federal statutory rate	34.0%	34.0%
Valuation allowance	67.4%	-
Permanent differences	-11.4%	27.9%
NOL deduction	-67.4%	-
Other	-7.8%	-
481(a) adjustment	-	-229.5%
Income taxed as S-Corp.	-	-52.6%

Effective tax rate	14.8%	-220.2%

The components of the net deferred tax assets (liabilities) at September 30, 2010 and December 31, 2009 are as follows:
	2010	2009
Deferred tax asset
Net operating loss	$1,140,210	$2,890,047
Allowance for bad debt s	2,277,722	1,159,023
Deferred revenue	2,360,911	1,109,257
Deferred rent	320,703	157,839
Deferred bonus	342,833	342,833
Customer refundable balance	44,271	127,840
Other	30,610	22,903
Charitable contributions	1,530	1,530
Total deferred tax assets	6,518,790	5,811,272

Deferred tax liability
Property and equipment (depreciation)	651,195	447,712

Net deferred tax asset (liability)	$5,867,595	$5,363,560

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of September 30, 2010 and December 31, 2009.

Note 8 – Related Party Transactions

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $825,313 and $671,530 for the nine months ended September 30, 2010 and 2009, respectively, for advertising costs incurred.  In addition, the Company had an outstanding balance due to the affiliated company as of September 30, 2010 of $69,273.  The outstanding balance as of December 31, 2009 to this related party was $117,673.

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

The Company also has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were $142,000 and $427,280 for the nine months ended September 30, 2010 and 2009, respectively.  There were no outstanding balances due to this related entity as of September 30, 2010 and December 31, 2009.

Note 9– Equity

Shares issued for services

During the three months ended September 30, 2010, the Company issued a total of 1,024,000 fully vested, non-forfeitable common shares to non-employees for services rendered. The Company recorded an expense of $732,000 to Selling, general and administrative expenses.  The value of the related services was determined to be the price of the stock on the performance commitment date.

Contingently Issuable Shares

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

The 200,000,000 shares are considered contingently issuable shares since they have been placed in escrow to be issued only when certain performance conditions have been met and as such, are reported as issued but not outstanding in the Balance Sheets at September 30, 2010 and were not included in the computation of earnings (loss) per share for the three and nine months ended September 30, 2010.

Note 10 – Commitments and Contingencies

Deferred Rent

The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.  The amount at September 30, 2010 and December 31, 2009 is $943,245 and $464,231, respectively and is included in accrued expenses on the Balance Sheets.

Legal Proceedings

On May 13, 2010, the Texas Attorney General’s (AG) office filed a suit against the Company and its Chief Executive Officer in state district court for Travis County, Texas.  In the suit, styled as The State of Texas v. TaxMasters, Inc., TMIRS Enterprises, Ltd., GP Services, LLC, d/b/a TaxMasters, and Patrick R. Cox, the AG  alleges, the Company violated certain provisions of the Texas Deceptive Trade Practices Act (“DTPA”) and the Texas Debt Collection Act and is seeking (i) injunctions against the Company from further violations of the applicable Texas statutes, (ii) restitution, and (iii) civil penalties of up to $20,000 per violation for each violation of the DTPA. The Company denies the allegations and is vigorously defending the AG’s claims.

TaxMasters, Inc.
NOTES TO THE FINANCIAL STATEMENTS
 (unaudited)

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

Management believes that the Company has complied with all the requests from the Texas Attorney General’s office and has made appropriate changes to its current business model.  The Company is vigorously defending itself against these allegations but the Company also recognizes that it is probable it will incur some civil penalties and have to make restitution.  Company’s management has determined that the amount of penalties and restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements.

Also from time to time, the Company is involved in other various legal proceedings in the ordinary course of business.  Management believes that these pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Assessment from U.S. Department of Labor

During the three months ended June 30, 2010 the U.S. Department of Labor (DOL) performed an audit of wages paid by the Company from July 2007 to June 2010.  As a result, the DOL alleges the Company incorrectly determined overtime wage payments for some employees.  To resolve the DOL’s claims, the Company has accrued an expense of $512,000 for the nine months ended September 30, 2010.

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

Results of Operations

Results for the three months ended September 30, 2010 versus the three months ended September 30, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For three months ended September 30,
Statement of Operations Data:	2010		2009
Total revenue	$10,439,000	100.0%	$10,823,000	100.0%
Operating costs and expenses:
Selling, general and administrative	5,844,000	56.0%	3,725,000	34.4%
Compensation	4,993,000	47.8%	4,292,000	39.7%
Depreciation	200,000	1.9%	95,000	0.9%
Total operating expenses	11,037,000	105.7%	8,112,000	75.0%
Net income (loss) from operation	(598,000)	5.7%	2,711,000	25.0%
Other income (expense), net	(64,000)	0.6%	(21,000)	0.2%
Net income (loss) before taxes	(662,000)	6.3%	2,690,000	24.9%
Income tax benefit	57,000	0.6%	(4,240,000)	39.2%
Net income (loss)	$(719,000)	6.9%	$6,930,000	64.0%

Revenues.  Revenues decreased by approximately $400,000, or 4%, to approximately $10.4 million for the three months ended September 30, 2010 as compared to approximately $10.8 million for the same three month period in 2009.  The decrease in sales revenue was mainly due to lower volume in all service areas.  The Company significantly increased advertising campaign on major cable networks, the internet and radio.

Sales change for three month July 1 to September 30 versus prior year by area is as follows:

Services	9/30/2010	9/30/2009	Change	% chg
Collection Due Process	$515,000	$862,000	$(347,000)	-40.3%
Automated Collection Service	1,053,000	1,112,000	(59,000)	-05.3%
Consultation	1,589,000	2,041,000	(452,000)	-22.1%
Revenue Officer Case	307,000	431,000	(124,000)	-28.8%
Settlement Analysis	4,749,000	3,562,000	1,187,000	33.3%
Tax Returns	1,958,000	1,972,000	14,000	-0.7%
Other	628,000	977,000	(349,000)	-35.7%
Total Sales all Services	10,799,000	10,957,000	(158,000)	-1.4%
Less: Sales Returns & Allowances	(360,000)	(134,000)	226,000	168.7%
Total Revenue	$10,439,000	$10,823,000	$(384,000)	-3.5%

Compensation expense.  Compensation expense, which is comprised of salaries, health insurance, payroll taxes, and outside contract labor for the three months ended September 30, 2010 was approximately $5.0 million, which was an increase of approximately $700,000 or an increase of 16.3%, from the compensation expense of approximately $4.3 million for three months ended September 30, 2009.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  Salaries and payroll taxes alone increased approximately $1.2 million for the three months ended September 30, 2010. Contract labor paid to our tax experts was flat for the three months ended September 30, 2010 versus the same three month period in 2009. The increase in salaries in 2010 versus prior year was offset by a reduction in equity-based compensation which occurred in 2009, for the three month period end September 310, 2009 the Company recorded a charge of approximately $0.5 million for equity-based compensation but for the same three month period ended September 30, 2010, the Company had no equity-based compensation.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $2.1 million or 56.9%, from approximately $3.7 million for the three months ended September 30, 2009 to approximately $5.8 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel.  Advertising expense for the three months ended September 30, 2010 was approximately $4.0 million, an increase of approximately $1.3 million or 47.7%.  Outside service and professional fees for the three months ended September 30, 2010 was approximately 600,000, an increase of approximately $422,000 from the 2009 costs for the same three month period.  Legal fees increased approximately $116,000 due to current legal issues and costs incurred in connection with being a public company. The other significant increases in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and repair & maintenance costs, which increased approximately $183,000 to approximately $401,000 for the three months ended September 30, 2010.  Rent increased approximately $193,000, or  92%, from approximately $210,000 for the same three month period in 2009, due to the additional office space in 2010.  Other general and administrative expenses that also had a significant change was banking fees and credit card fees which increased by approximately $210,000, to $252,000 from the same three month period  versus prior year.

Total Operating Expenses.  Total operating expenses for the three months end September 30, 2010 were approximately $11.0 million, an increase of approximately $2.9million, or 36.1%, from total operating expenses of $8.1 million for the same three month period in 2009.  Total operating expenses for third quarter 2010 increased due to increases in salary compensation for new hires of $1.2 million, a reduction of $0.5 million in equity-based compensation expense, an increase in advertising expenses of $1.3 million, an increase in professional and consulting fees of approximately $0.7 million an increase other SG&A expenses of $0.2 million as described above and an increase in depreciation expense of approximately $0.1 million.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the three months ended September 30, 2010 was approximately $71,000, an increase of approximately $40,000 from the same three month period in 2009.  This increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the three months ended September 30, 2010 was approximately $7,000, a small decline of approximately $3,000 for the same three month period in 2009.

Income taxes.   Total income taxes provision for the three months ended September 30, 2010 was a tax expense  of approximately $57,000 mainly for the Texas margin tax.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to a Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.  The Company recognized a deferred tax benefit of approximately $4.2 million for the three months ended September 30, 2009.   The total deferred tax asset as of September 30, 2010 is $5.8 million.

            Net Loss / Income.  The net loss for the three months ended September 30, 2010 was approximately $719,000 as compared to a net income of approximately $6.9 million for the same three month period in 2009, a decrease in the net income of approximately $7.6 million mainly due to the increase in operating expenses and the tax benefit recognized in 2009.   Operating loss for the three months ended September 30, 2010 was approximately $0.6 million as compared to operating profit of approximately $2.7 million for 2009.  Sales revenues were slightly down versus the same three month period, a decrease of approximately $0.4 million but operating expenses in 2010 were $2.9 million higher compared to the same three month period ended in 2009.  Since the Company was still a Sub-S corporation for the first six months of 2009, the Company recorded a $4.2 income tax benefit for the three months ended September 30, 2009.

 Results for the nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated.

	For nine months ended September 30,
Statement of Operations Data:	2010		2009
Total revenue	$32,847,000	100.0%	$26,970,000	100.0%
Operating costs and expenses:
Selling, general and Administrative	19,019,000	57.9%	12,013,000	44.5%
Compensation	15,315,000	46.6%	11,187,000	41.5%
Depreciation	560,000	1.7%	179,000	0.7%
Total operating expenses	34,894,000	106.2%	23,379,000	86.7%
Net income (loss) from operations	(2,047,000)	6.2%	3,591,000	13.3%
Other income (expense), net	(186,000)	0.6%	(34,000)	0.1%
Net income (loss) before taxes	(2,232,000)	6.8%	3,557,000	$13.2
Income tax benefit	(329,000)	1.0%	(4,240,000)	$15.7
Net income (loss)	$(1,903,000)	5.8%	$7,797,000	$28.9

Revenues.  Revenues increased by approximately $5.9 million or 21.8%, to approximately $32.8 million for the nine months ended September 30, 2010 as compared to approximately $26.9 million for the same nine month period in 2009.  The increase in sales revenue was mainly attributable to an increase in our advertising expense.  The Company significantly increased advertising campaign on major cable networks, the internet and radio.

Sales change versus prior year for the nine months ended September 30, 2010 by area is as follows:

Services	9/30/2010	9/30/2009	Change	% chg
Collection Due Process	$1,633,000	$1,973,000	$(340,000)	-17.2%
Automated Collection Service	3,085,000	2,310,000	775,000	33.5%
Consultation	5,276,000	4,667,000	609,000	13.0%
Revenue Officer Case	948,000	918,000	30,000	3.3%
Settlement Analysis	15,138,000	10,912,000	4,226,000	38.7%
Tax Returns	5,628,000	4,482,000	1,146,000	25.6%
Other	2,614,000	2,195,000	419,000	19.1%
Total Sales all Services	34,322,000	27,457,000	6,865,000	25.0%
Less: Sales Returns & Allowances	(1,475,000)	(487,000)	988,000	202.9%
Total Revenue	$32,847,000	$26,970,000	$5,877,000	21.8%

Compensation expense.  Compensation expense, which is comprised of salaries, health insurance, payroll taxes, and outside contract labor for the nine months ended September 30, 2010 was approximately $15.3 million, which was an increase of approximately $4.1 million, or an increase of 36.9%, from the compensation expense of approximately $11.2 million for the nine months ended September 30, 2009.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  Salaries and payroll taxes alone increased approximately $4.4 million for the nine months ended September 30, 2010. Contract labor paid to our tax experts also increased approximately $148,000 for the nine months ended September 6 30, 2010 versus the same nine month period in 2009.  The increase in salaries in 2010 versus prior year was partially offset by a reduction in equity-based compensation which occurred in 2009, for the nine month period end September 310, 2009,  the Company recorded a charge of approximately $0.6 million for equity-based compensation but for the same nine month period ended September 30, 2010, the Company had no equity-based compensation.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $7.0 million or 58.3%, from approximately $12.0 million for the nine months ended September 30, 2009 to approximately $19.0 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and cost of customer service personnel, increased approximately 33%.  Advertising expense for the nine months ended September 30, 2010 was approximately $11.8 million, an increase of approximately $3.0 million or 33.3%.  Outside services and professional fees for the nine months ended September 30, 2010 was approximately $1.8 million an increase of approximately $1.1 million from the 2009 costs for the same nine month period, mainly due to shares issued to consultants.   Legal fees increased approximately $308,000 due to current legal issues and related costs incurred in connection with being a public company.  The Company accrued an expense of $512,000 for the nine months ended September 30, 2010 for a potential assessment from the Department of Labor for unpaid wages. The other significant increases in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses and insurance costs, which increased approximately $326,000 to approximately $685,000 for the nine months ended September 30, 2010.  Rent increased approximately $653,000, or 169%, from approximately $387,000 for the same nine month period in 2009, due to the additional office space in 2010.  Expenses associated with community & public relations increased approximately $500,000 versus the same nine months period a year ago Other general and administrative was also impacted by approximately $0.4 million, primarily an increase in general insurance and increased expenses associated with increase in employee headcount versus prior year.

 Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2010 were approximately $34.9 million, an increase of approximately $11.5 million, or 49.3%, from total operating expenses of $23.3 million for the same nine month period in 2009.  The nine month period ended increases in 2010 versus 2009 can be attributed mainly to:  an increase in compensation costs of $4.1 million, an increase in equity-based compensation of $0.1 million; an increase in advertising expenses of $3.0 million; an increase in community & public relations of approximately $0.5 million;  professional fees, including legal fees increasing approximately $1.4 million; fee for the assessment expense from the Department of Labor of $0.5 million and other SG&A expenses of $2.5 million as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the nine months ended September 30, 2010 was approximately $214,000, an increase of approximately $148,000 or 224% increase from the same nine month period in 2009, this increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the nine months ended September 30, 2010 was approximately $28,000, a decrease of approximately $4,000 for the same nine month period in 2009.

Income taxes.   Total income taxes provision for the nine months ended September 30, 2010 was a tax benefit of approximately $0.5 million for federal income taxes.  The Company also incurred approximately $175,000 for Texas margin tax.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to a Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.  The total deferred tax asset as of September 30, 2010 is $5.8 million.

Net income (loss).  The net loss for the nine months ended September 30, 2010 was approximately $1.9 million as compared to a net income of approximately $7.8 million for the same nine month period in 2009, a decrease of approximately $9.7 million.  The decrease in net income for the nine months ended September 30, 2010, can be attributed to increases in revenues of approximately $5.9 million, offset by increases in operating expenses of approximately $11.5 million which consist of compensation costs ($4.4 million), advertising expenses ($3.0 million) and, various other expenses discussed above in operating expenses. Also for the nine months ended September 30, 2010 the Company had a decrease in deferred tax benefits of approximately $3.9 million.  The loss before income taxes of approximately $2.2 million for the nine months ended September 30, 2010 was partially offset by a net income tax benefit of approximately $0.3 million.  The net income before income taxes of $3.5 million for the nine months ended September 30, 2009, also created a tax benefit of approximately $4.2 million because the Company was still a Sub-S corporation in 2009 and as such, no tax benefit was recorded as of June 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, the Company had total current assets of approximately $20.1 million and total current liabilities of approximately $36.4 million, resulting in negative working capital of approximately $16.3 million.  At September 30, 2010, the Company's current assets consisted of approximately $0.6 million in cash and  short-term investments and approximately $16.6 million in net accounts receivable.

Operating Activities

Net cash used in operating activities was approximately $1.1 million for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of  approximately $4.4 million for the nine months ended September 30, 2009, a decrease of approximately $5.5 million. The decrease is attributed to a decrease in the net income of approximately $9.7 million for the nine months ended September 30, 2010, $1.9 million net loss in 2010versus a net income of $7.8 million for same period in 2009.  This decrease of approximately $5.5 million in cash used from operations is mainly attributed to increase in cash paid for operating expenses of approximately $2.1 million versus the same nine month period a year ago, we increased the cash used to pay our accounts payable, and prepaid items in the amount of approximately $300,000 and an increase in accounts receivable and decrease deferred revenue due to slower collections in the amount of approximately $3.1 million.

Investing Activities

Net cash used in investing activities was approximately $982,000  for the nine months ended September 30, 2010 compared to approximately $442,000 for the nine months ended September 30, 2009, an increase of approximately $540,000.  This increase is mainly due to purchase of property and equipment needed to expand the capacity within the IT department for operational efficiency.  Purchase of equipment increased approximately $936,000.  In 2009 the company paid $400,000 for possible business venture which was subsequently expensed as  this was deemed not collectible in 2009.

Financing Activities

Net cash used in financing activities was approximately $500,000  for the nine months ended September 30, 2010 compared to approximately $3.0 million for the nine months ended September 30, 2009, a decrease of approximately $2.5 million.  This decrease can be primarily attributed to the distribution of $2.3 million to the shareholder in 2009.  This decline was offset by the repayment of approximately $80,000 of  a note payable from a related party within the Company.  The Chief Executive Officer of the Company loaned the Company $5.3 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $67,431. Total obligation through 2014 under these agreements is approximately $6,135,000.

We currently plan to utilize both lease office spaces through 2010 and will evaluate office space needs in 2011 to determine if a sublet option or termination of a lease is appropriate.

On July 31, 2009, we entered into a lease agreement for approximately 107,890 square feet of office space, which we expect to occupy in late first quarter or early second quarter of 2011.  This lease has a term of 66 months and expires in late first quarter or early second quarter of 2015, depending on the date we occupy the space.  Under this lease, upon the commencement date we will not pay any rent for the first six months.  We will pay a monthly rent of $67,431 for months 7 to 26, which will then increase to $74,422 for the next 20 months and then to $85,413 for the remaining 20 months.  The Company has the right to extend the term of the lease for one additional term of five years.

We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2014. Our total obligation under these leases is approximately $2,085,000.

These obligations are summarized in the table below:

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of June 30, 2010:

	2010	2011-2012	2013-2014	2014 and Thereafter	Total

Operating lease commitments	$299,000	$2,522,000	$2,478,000	$833,000	$6,132,000

Capital & Equipment leases	162,000	1,090,000	823,000	10,000	2,085,000

Total	$461,000	$3,612,000	$3,301,000	$843,000	$8,217,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements

ITEM 4.	CONTROLS AND PROCEDURES

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

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and some of our accounting functions are performed by external consultants with no oversight by a professional with accounting expertise.  Our CFO does not possess accounting expertise and our company does not have an accounting staff with public company audit experience.  This weakness is due to the fact that TaxMasters, Inc., which we acquired on August 4, 2009, was a privately held company and its staff, overall, had minimal experience in public company matters, including public company accounting.  To help remedy this material weakness, in January 2010, we hired an assistant controller, who is a CPA with both external and internal audit experience, to assist with financial reporting.

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

In July 2010, the Company issued 1,000,000 shares of common stock to a consultant in payment for public relations services.  In August 2010, the Company issued to AGS Capital Group, LLC (“AGS”) 24,000 shares of common stock as a due diligence fee paid to AGS pursuant to a term sheet for financing entered into by the Company and AGS.

No underwriter or underwriting discount or commission was involved in any of the transactions set forth above.

The offer and sale of the Company’s shares of common stock summarized above were made to accredited investors (as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) and were made without any publicity or advertising, and thus subject to an exemption from registration under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAXMASTERS, INC.

Dated: November 15, 2010
By: /s/ CHRISTOPHER J. KOSCINSKI
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)