Form 10-K
period 2010-12-31
TaxMasters, Inc.
filed 2011-04-15
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

As of June 30, 2010, the aggregate market value of voting common stock held by non-affiliates of the Registrant (6,697,105 shares) was approximately $421,806.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 11, 2011, the issuer had 140,700,105 shares of Common Stock outstanding and 1,000 shares of Control Series Preferred stock outstanding.

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

We market our services primarily on local TV stations and cable TV.  We advertise only on national radio programs where the program host provides a personal read of our company.  Television and radio advertising account for about 80% of our annual advertising budget.  The remaining 20% of our advertising is spent on advertising on the Internet (such as banner advertising, links, and search tags for our website on the Internet).  We also maintain a website at  www.txmstr.com  on which we maintain links to some of our radio advertisements.  In 2010 we increased our advertising  efforts by increasing spending by $2,157,492, to a yearly total of $15,995,244 versus $13,837,752 spent in 2009.  Our advertising efforts are made through out the year as our business is not seasonal.  Unlike tax preparation firms, our business does not drop off after April 15 of each year.

Advantages of Using TaxMasters Tax Resolution Services

The benefits of using our tax resolution services can be demonstrated through our successful track record in

•	Stopping and reducing IRS penalties and interest;

•	Using our client’s lawful rights to fight the IRS; and

•	Settling our client’s IRS tax liability for little as legally possible.

We are dedicated to providing quality, consistent tax representation services designed to bring clients back into compliance with the IRS, fight the IRS audit findings or appeal audit findings, assure that our clients are treated fairly, and, when appropriate, to allow us to negotiate with the IRS the best possible payment options for our clients.  We have a high customer satisfaction rate from our clients.  To maintain that satisfaction level, we employ a Quality Assurance team dedicated to make sure we treat our clients fairly and provide quality, consistent services.  Our Quality Assurance team works with and monitors our sales consultants and tax professionals to ensure that clients are properly qualified and that all services purchased are completed efficiently and in a timely manner.

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

On July 1, 2010, we entered into a voluntary Financial Reorganization Agreement with Patrick R. Cox, our Chief Executive Officer and majority and controlling shareholder, and Olde Monmouth Stock Transfer Co., Inc., our transfer agent (“Olde Monmouth”).

Pursuant to the Financial Reorganization Agreement, Mr. Cox transferred 200 million shares of common stock owned by him to Olde Monmouth, which will hold such shares in escrow until June 30, 2015.  Such escrowed shares were originally issued to Mr. Cox in the “B” reorganization under the Internal Revenue Code of 1986 (as described above).  While the escrowed shares are held by Olde Monmouth in escrow, Mr. Cox shall not have the right to vote such escrowed shares nor receive any dividend or other distributions in respect of such escrowed shares.  After each of our fiscal years completed prior to June 30, 2015, Mr. Cox shall be entitled to claw back the number of such escrowed shares based upon a formula tied to our financial performance for such fiscal year.  Such formula is set forth in the Financial Reorganization Agreement.  At June 30, 2015, any escrowed shares not released to Mr. Cox pursuant to the Financial Reorganization Agreement shall be cancelled.

We entered into the Financial Reorganization Agreement at the request of Mr. Cox for the business purpose of bringing our valuation and market capitalization, based upon our underlying profitability, into a proper range for the direct benefit of our existing and future shareholders (other than Mr. Cox).

Notwithstanding the conditional “claw back” of the escrowed shares by Mr. Cox under the Financial Reorganization Agreement, Mr. Cox continues to hold the “Control Series” of preferred stock and thus remains our controlling shareholder and, by virtue of his ownership of approximately 98 million shares of the Registrant’s common stock, Mr. Cox remains our majority common shareholder.

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

Employees

As of April 11, 2011, we had 306 full-time employees.  None of our employees are covered by a collective bargaining agreement and we believe all relations with our employees are satisfactory.

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

During 2010, we hired 96  new employees, an 11% increase, and we secured over 100,000 square feet of new office space that could accommodate up to 650 employees.  We secured this larger office space because we expect our operations to growth.  Our success will depend not only upon this expansion of our operations but the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we have acquired larger office space; however, we must also augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Our officers have limited experience in managing a public company, which increases the risk that we will be unable to establish and maintain all disclosure controls and procedures and internal controls over financial reporting and meet the public disclosure and the financial reporting requirements for our business, which may create a negative perception of our stock in the market and cause our stock price to drop.

We are highly dependent on our officers to develop and operate and manage our business. Although our officers have substantial business experience, they have little experience in managing a public company. They have limited experience in establishing and maintaining disclosure controls and procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002.  This lack of experience with regard to public company disclosure controls and procedures may result in our Securities Act filings and/or our periodic reports under the Securities Exchange Act not containing all of the information required to be contained therein.  We would be required to disclose in our periodic reports any deficiencies in our disclosure controls and procedures, such as the lack of experience in management in establishing and maintaining disclosure controls and procedures.  Such assessments by our management may cause negative perception by investors of our common stock and result in a decrease in the price and/or liquidity of our stock.  Additionally, to remedy such a deficiency, such as hiring and training of personnel, engagement of special securities counsel and implementation of multiple-party-review of our filings, would result in a material increase in our operating expenses and would result in lower earnings.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

Mr. Patrick Cox, our largest shareholder, currently owns 98,100,000 shares of our common stock and he may receive up to 299,000,000 additional shares of common stock as an earn out based on our net income for the year ended December 31, 2010 and for the years ending December 31, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014.  Although as of April 12, 2011, we had 140,700,105 shares of common stock issued and outstanding, if Mr. Cox earns the full 299,000,000 earn out shares, we would have 439,700,105 shares of common stock issued and outstanding.  In addition, under the Financial Reorganization Agreement, Mr. Cox may claw back up to 200,000,000 shares of our common stock.  Accordingly, for the next five years a common shareholder has a significant risk of having its interest in us being significantly diluted.

Our principal shareholder has significant voting power and may take actions that may not be in the best interest of our other shareholders, who will have no influence over shareholder decisions.

Patrick Cox, our Chief Executive Officer, President and our Chairman, beneficially own approximately 70.0% of our outstanding common stock.  In addition, Mr. Cox may receive up to (x) 299,000,000 additional shares of our common stock as a result of an earn out based on our annual net income for the year ended December 31, 2009 and for the years ending December 31, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014 and (y) 200,000,000 additional shares of our common stock as a result of the Financial Reorganization Agreement based on a formula tied to our financial performance for our fiscal years completed prior to June 30, 2015.  As a result, Mr. Cox has the ability to exert virtual control over all matters requiring approval of our shareholders, including the election and removal of directors and the approval of mergers or other business combinations.  This concentration of control could be disadvantageous to other shareholders whose interests are different from those of Mr. Cox.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer, or otherwise attempting to obtain control of us or our business, even if such a transaction would benefit other shareholders.

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

On July 31, 2009, we entered into a lease agreement for approximately 107,000 square feet of office space located at 2020 Dairy Ashford Road, Houston, Texas.  In February 2010, we moved our operations staff, including our tax preparers, financial analysts, enrolled agents, resolution experts, case managers and client service representatives, into this new office space.  We expect to move our remaining employees, including tax consultants, quality control staff and corporate management, into the new office space by the end of the third  quarter of 2011.  Under this lease, upon the commencement date (June 1, 2010) we will not pay any rent for the first six months (through September 30, 2010), then we will pay a monthly rent of $74,804 for months 7 to 26, which will increase to $83,795 for the next 20 months.  During the last 20 months of the lease our monthly rent will be $92,785.  We have an option to extend the lease for a five year period.

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

Management believes that the Company has complied with all the requests from the Texas Attorney General’s office and has made appropriate changes to its current business model.  The Company is vigorously defending itself against these allegations.

On December 16, 2010, the Minnesota Attorney General’s (AG) office filed a suit against the Company in state district court for the Fourth Judicial District of Hennepin County, Texas.  In the suit, styled as State of Minnesota by its Attorney General, Lori Swanson vs. TaxMasters, Inc. a Nevada corporation, d/b/a TaxMasters, the AG alleges, the Company violated certain provisions of the Minnesota Consumer Fraud Act and the Uniform Deceptive Trade Practices Act.  The AG further alleges that the Company was unjustly enriched.  The AG is seeking to have the court (i) enjoin the Company from engaging in deceptive practices or making false or misleading statements, (ii) award civil penalties, (iii) award restitution for all persons injured by Company’s acts; and (iv) award costs, including costs of investigation and attorneys’ fees.  The Company denies the allegations and is vigorously defending the AG’s claims.

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

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2009 and 2010.  This information was provided to us by the Financial Industry Regulatory Authority and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.   These quotations through the second quarter of 2009 do not give effect to the 1-for-20 reverse stock split that took place on July 27, 2009.

Period	High Bid	Low Bid
1st Qtr 2010	1.01	0.68
2nd Qtr 2010	0.89	0..6
3rd Qtr 2010	0.63	0.38
4th Qtr 2010	0.48	0.15

1st Qtr 2009	.013	0.00
2nd Qtr 2009	.007	0.00
3rd Qtr 2009	2.00	0.00
4th Qtr 2010	1.90	0.25

As of April 11, 2011, we had 140,700,105 shares of our common stock issued and outstanding, of which 6,588,105 shares were held by non-affiliates.  We also have 1,000 shares of our Control Series Preferred Stock issued and outstanding, all of which are held by Patrick Cox, our Chief Executive Officer, President and Chairman.

Holders

As of April 11, 2011, the approximate number of holders of record of our common stock is 495.  In addition we estimate that we have in excess of 300 shareholders whose holdings are in street name.  There is one holder of record of our Control Series Preferred Stock and no such shares are held in street name.

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

Unregistered sales of securities

During the three year period ended December 31, 2010, we issued or sold the following securities without registration under the Securities Act:

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

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  These products and services may be sold individually or in combination with any of the products and services.  The Company had been recording revenue based on the proportionate completion method for revenue recognition. Effective January 1, 2010, the Company recognizes revenue under ASC 605-25, Revenue Arrangements with Multiple Deliverables and retroactively adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). Retroactive application is permitted, and was done so for our fiscal year 2009, no material changes to our revenue numbers were required to be recognized.

ASC 605-25, as amended by ASU 2009-13, provides guidance on accounting for arrangements that involve the performance of multiple products, services and/or right to use assets.  In accordance with the guidance, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting base on its relative fair value and recognized revenue for each unit of accounting when revenue recognition criteria have been met.  The price charged when the element is sold separately generally determines the fair value.

The Company may receive advance payments that are refundable or nonrefundable depending on the individual contract.   These advance payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statement of operations only after services have been provided and such revenue has been earned.

Refund Policy for Client’s Early Termination of Agreement

The Company’s client may terminate his or her agreements with the Company at any time, and in the client’s sole discretion, by providing notice in writing to the Company.  If a client terminates his or her agreement with the Company within three business days from the date of the agreement is signed (by providing written notice to the Company) the Company will refund all fees paid by such client except for fee for services performed by the Company prior to termination plus a $350 administrative fee.

If the client elects to terminate his or her agreement with the Company after three business days but within 18 months from the date the agreement is signed, the Company will refund the lesser of (1) all fees paid by the client except for fees for services performed by the Company prior to termination plus a $350 administrative fee or (2) all fees paid by Client less a cancellation fee in the amount of twenty five percent (25%) of the total of fees due under the contract.

Processing of refunds takes approximately 60 days from the later of date of notice of termination or the date of payment by the client.  The client must execute a full release of all claims before receipt of any refund.

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

Results of Operations

Results for the year ended December 31, 2010 versus the year ended December 31, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For years ended December 31,
Statement of Operations Data:	2010		2009
Total Revenue	$43,940,000	100.0%	$37,916,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	25,557,000	58.2%	18,892,000	49.8%
Compensation	19,548,000	44.5%	18,082,000	47.7%
Depreciation	768,000	1.7%	241,000	0.6%
Total Operating expenses	45,873,000	104.4%	37,215,000	98.1%
Total Other Income / (expenses)	(247,000)	-0.6%	(123,000)	-0.3%
Net (Loss) before taxes	$(2,180,000)	-5.0%	$578,000	-1.5%

Revenues.  Revenues increased by approximately $6.0 million, or 15.9%, to approximately $43.9 million in 2010 as compared to approximately $37.9 million in 2009.  This increase in sales was due to increased sales volume attributable to an increase in our advertising expense.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes, health insurance and fees, contract labor and charges taken for equity-based compensation, for the year ended December 31, 2010 was approximately $19.5 million, which was an increase of approximately $1.4 million, or 7.7%, from the compensation expense of approximately $18.1 million for year ended December 31, 2009.  The increase in compensation expense was mainly due to (i) an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  As a result of a significant increase in full time employees general salaries increased approximately $2.9 million to approximately $17.5 million for the year ended December 31, 2010.  Payroll taxes and fees also increased approximately $0.2 million in fiscal year 2010.  There were no officers bonuses expense and employee stock compensation expense in fiscal year 2010 as compared to bonus granted in fiscal year 2009 of approximately $1.2 million and stock compensation expense of approximately $0.5 million.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $6.7 million or 35.3%, from approximately $18.9 million for the year ended December 31, 2009 to approximately $25.6 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and bank fees associated with process payments increased to approximately $16.8 million or 20.9% from approximately $13.8 million in 2009.  Advertising expense for the 2010 was approximately $16.0 million, an increase of approximately $2.2 million or 15.9%.  Professional fees, which include outside services, accounting and legal fees for fiscal year 2010 was approximately $2.7 million, an increase of approximately $1.6 million or 92.5%. from the 2009 costs.  The increase in professional fees are due to services to keep abreast of the latest tax law development and certain legal issues of a public company.  General offices expenses, such as, supplies, repair and maintenance, postage and equipment rentals increased approximately $1.1 million to approximately $1.2 million in 2010 as compared to same period in 2009.   Rent increased approximately $0.9 million to approximately $1.4 million, or 155.6%, from approximately $0.6 million for the same period in 2009. Cost associated with community relations and investor relations associated with being a public company increased approximately $0.9 million in fiscal year 2010.  Increases in the various expenses discuss above were partially offset by an approximately $1.1 decrease in expenses associated with Travel, lodging, meal and entertainment (“T&E”) for the fiscal year 2010, as the Company plan to reduce T&E expenditures in 2010. The Company incurred an settlement fee costs of approximately $0.5 million in 2010.  The remaining expenses in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses, insurance costs which increased approximately $0.2 million in 2010 versus 2009.

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2010 were approximately $45.9 million, an increase of approximately $8.7 million, or 23.3%, from total operating expenses of $37.2 million for the same period in 2009.  Total operating expenses for 2010 increased due to increases in compensation costs of approximately $1.4 million, advertising expenses increased approximately $2.2 million,  other SG&A expenses $4.6 million as described above and depreciation expense increased approximately $0.5 million.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income, interest expense and other non operating related adjustments.  Interest expense for, 2010 was approximately $280,000, an increase of approximately $118,000 or 72.8% increase from the same period in 2009, this increase is mainly due to the interest expense from the note payable to related party and the use of capital leases to purchase equipment.  Interest income for the 2010 was approximately $33,000, a decrease of approximately $6,000, a15.4% decrease.

Income taxes benefit.   Total income taxes  benefit was approximately $0.3 million for the year ended December 31, 2010, a decrease of approximately $2.7 million or 90%.  This decrease was primarily due to change in tax status.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then changed to Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.

Net (Loss) Income.  The net loss for the year ended December 31, 2010 was approximately $1.9 million as compared to net income of approximately $3.6 million for the same period in 2009, a decrease of approximately $1.7 million.  Operating net loss for the year ended December 31, 2010 was approximately $2.2 million as compared to operating net income of approximately $0.6 million for 2009, an decrease of approximately $2.7 million in loss.  This reduction in operating income is mainly due the increases in operating expenses as discussed above.  The change in net income (loss) can also mainly be attributed to the increases in operating expenses.

Liquidity and Capital Resources

For the year ended December 31, 2010, the Company had total current assets of approximately $2.7 million and total current liabilities of approximately $19.6 million, resulting in negative working capital of approximately $16.9 million.  At December 31, 2010, the Company's current assets consisted of approximately $0.9 million in cash, $0.3 million in short-term investments and approximately $0.7 million in deferred tax asset

At December 31, 2010, the Company has open contracts that are expected to be complete within the next three to nine months or as more work is completed in the amount of approximately 15.3 million dollars. Upon completion of the work by our tax experts this amount will be recognized as earned revenue. Previously to our restatement of the 2009 financial statements these open contract amounts were included in the balance sheet as accounts receivable.

During the year ending December 31, 2011, the Company expects to generate positive cash flow from its operations.  We believe that our existing cash and expected cash flow from operations will be sufficient to meet our projected operating expenses at least through December 31, 2011.   The Company will also seek to raise additional funding through the sales of equity instruments.   These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized

Operating Activities

Net cash used in operating activities was approximately $0.2 million for the year ended December 31, 2010, as compared to cash provided by operating activities of approximately $3.5 million for the year ended December 31, 2009, a decrease of approximately $3.6 million or 104%.  This decrease in cash provided by operating activities can be attributable to a  reduction in cash generated by operations of approximately $2.3 million, increase in cash used to pay our accounts payable and prepaid items in the amount of approximately $0..7 million and a reduction in cash received for deferred revenue of approximately $0.6 million .

Investing Activities

Net cash used in investing activities was approximately $1.0 million for the year ended December 31, 2010 compared to net cash used in investing activities of approximately $953,000 for the year ended December 31, 2009, an increase in cash used of approximately $47,000, or 8.5%.   The primary reason for the change in investing activities was an increase in the purchase of property and equipment in the amount of approximately $0.7 million in fiscal year 2010 versus 2009.  This increase in purchase of property and equipment in 2010 was mainly offset by not issuing any notes receivable in 2010, we did issue $650,000 of notes receivable in the fiscal year 2009.

Financing Activities

Net cash used in financing activities was approximately $0.8 million for year ended December 31, 2010 compared to approximately $3.3 million for the year ended December 31, 2009, a decrease in cash used in financing activities of approximately $2.5 million or 76.3%.  This decrease can be primarily attributable to the distribution of $2.3 million to the shareholder in 2009.   The repayment of  a note payable from a related party within the Company were also approximately $0.5 million lower in fiscal year 2010 versus fiscal year 2009.  The Chief Executive Officer of the Company loaned the Company $5.3 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment. The declines in cash used in financing activity in 2010 were slight offset by an increase in our capital lease payment in 2010 of approximately $0.3 million.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through December 2015.  Our monthly lease payment under these agreements amounts to approximately $25,162 and 74,804. Total obligation through 2015 under these agreements is approximately $5,817,000.

We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2015. Our total obligation under these leases is approximately $1,828,000.

We currently plan to utilize both lease office spaces through 2010 and will evaluate office space needs in 2011 to determine if a sublet option or termination of a lease is appropriate.

On July 31, 2009, we entered into a lease agreement for approximately 107,890 square feet of office space, which we expect to occupy in late first quarter or early second quarter of 2010.  This lease has a term of 66 months and expires in late first quarter or early second quarter of 2015, depending on the date we occupy the space.  Under this lease, upon the commencement date we will not pay any rent until for the first six months, we will pay a monthly rent of $74,804 for months 7 to 26, which after 20 months will increase to $83,795 for the following 20 months.  During the last 20 months of the lease our monthly rent will be $92,785.  The Company has the right to extend the term of the lease for one additional term of five years.

These obligations are summarized in the table below:

 Contractual Obligations

 The following table presents future contractual obligations due by fiscal period as of December 31, 2010:

	2011	2012-2013	2014-2015	Thereafter	Total

Operating lease commitments	$1,206,000	$2,601,000	$2,010,000	$0	$5,817,000

Capital & Equipment leases	593,000	931,000	406,000	0	1,930,000

Total	$1,799,000	$3,532,000	$2,416,000	$0	$7,747,000

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

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  These products and services may be sold individually or in combination with any of the products and services.  The Company had been recording revenue based on the proportionate completion method for revenue recognition. Effective January 1, 2010, the Company recognizes revenue under ASC 605-25, Revenue Arrangements with Multiple Deliverables and retroactively adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). Retroactive application is permitted, and was done so for our fiscal year 2009, no material changes to our revenue numbers were required to be recognized.

ASC 605-25, as amended by ASU 2009-13, provides guidance on accounting for arrangements that involve the performance of multiple products, services and/or right to use assets.  In accordance with the guidance, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting base on its relative fair value and recognized revenue for each unit of accounting when revenue recognition criteria have been met.  The price charged when the element is sold separately generally determines the fair value.

The Company may receive advance payments that are refundable or nonrefundable depending on the individual contract.   These advance payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statement of operations only after services have been provided and such revenue has been earned.

Refund Policy for Client’s Early Termination of Agreement

The Company’s client may terminate his or her agreements with the Company at any time, and in the client’s sole discretion, by providing notice in writing to the Company.  If a client terminates his or her agreement with the Company within three business days from the date of the agreement is signed (by providing written notice to the Company) the Company will refund all fees paid by such client except for fee for services performed by the Company prior to termination plus a $350 administrative fee.

If the client elects to terminate his or her agreement with the Company after three business days but within 18 months from the date the agreement is signed, the Company will refund the lesser of (1) all fees paid by the client except for fees for services performed by the Company prior to termination plus a $350 administrative fee or (2) all fees paid by Client less a cancellation fee in the amount of twenty five percent (25%) of the total of fees due under the contract.

Processing of refunds takes approximately 60 days from the later of date of notice of termination or the date of payment by the client.  The client must execute a full release of all claims before receipt of any refund.

Income Taxes
The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company also complies with the provisions accounting for uncertainty in income taxes. The accounting regulations prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Effective January 1, 2010, the Company adopted ASU 2009-13.  The adoption did not result to a material impact to the Company’s results of operations or financial condition.

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

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 on January 1, 2010.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAXMASTERS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TaxMaster, Inc.
Houston, Texas

We have audited the accompanying balance sheets of TaxMaster, Inc. formerly known as Crown Partner, Inc, (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’ s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 12 to the financial statements, the Company restated its previously financial statements as of December 31, 2009 and for the year then ended.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 15, 2011

TaxMasters, Inc.
BALANCE SHEETS

	As of December 31,
		As Restated
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$945,505	$2,892,895
Short-term investments	317,204	313,663
Deferred tax asset	699,607	405,565
Prepaid expenses	34,250	125,000
Other current assets	708,713	394,259

Total current assets	2,705,279	4,131,382

Property and equipment, net	2,883,722	2,533,387
Note receivable	-	250,000
Investments	429,779	423,968
Deferred tax asset, net of current	2,835,411	2,607,567
Other assets	17,000	17,000

TOTAL ASSETS	$8,871,191	$9,963,304

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,359,766	$3,099,427
Accounts payable related parties	145,440	117,673
Accrued liabilities	4,103,719	2,448,783
Deferred revenue	6,113,438	8,307,667
Current portion of capital lease obligation	543,800	568,562
Note payable to related party	4,360,912	4,582,718

Total current liabilities	19,627,075	19,124,830

LONG TERM DEBT
Capital lease obligations, net of current portion	1,284,048	1,708,588

Total liabilities	20,911,123	20,833,418

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 340,699,899 shares (2009 - 339,675,899) issued and
140,699,899 shares (2009 - 339,675,899) outstanding	340,700	339,676
Additional paid-in capital	930,744	199,768
Accumulated deficit	(13,311,377)	(11,409,559)

Total stockholders' deficit	(12,039,932)	(10,870,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,871,191	$9,963,304

See accompanying notes to financial statements.

TaxMasters, Inc.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
		As Restated
	2010	2009

REVENUES, net	$43,940,477	$37,915,929

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	25,556,959	18,891,317
Compensation	19,548,121	18,082,066
Depreciation	768,241	241,348

Total operating costs and expenses	45,873,321	37,214,731

NET INCOME (LOSS) FROM OPERATIONS	(1,932,844)	701,198

OTHER INCOME (EXPENSE):
Interest income	33,291	39,030
Interest expense	(280,228)	(161,927)

Total other income (expense)	(246,937)	(122,897)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,179,781)	578,301

INCOME TAX BENEFIT, NET	(277,963)	(3,013,132)

NET INCOME (LOSS)	$(1,901,818)	$3,591,433

EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	239,482,102	316,712,298

See accompanying notes to financial statements.

TaxMasters, Inc.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,

		As Restated
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,901,818)	$3,591,433
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in deferred tax asset	(521,886)	(3,013,132)
Depreciation	768,241	241,348
Deferred rent	563,025	464,231
Common stock issued to employees for service	-	534,495
Common stock issued to non-employees for service	732,000	4,950
Write off of note receivable	266,202	400,000
Changes in operating assets and liabilities:
Prepaid expenses	90,750	(125,000)
Other current assets	(330,657)	(394,259)
Accounts payable and accrued liabilities	2,352,250	3,439,098
Accounts payable to related parties	27,767	(122,327)
Deferred revenue	(2,194,229)	(1,568,723)

Net cash provided by operating activities	(148,355)	3,452,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(9,352)	(18,049)
Issuance of note receivable	-	(650,000)
Purchase of fixed assets	(1,014,515)	(284,969)

Net cash used in investing activities	(1,023,867)	(953,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(553,362)	(231,444)
Repayment, net of accrued interest, of note payable to related party	(221,806)	(732,130)
Distributions to shareholders prior to conversion to C corp	-	(2,326,094)

Net cash used in financing activities	(775,168)	(3,289,668)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,947,390)	(790,572)

CASH AND CASH EQUIVALENTS—Beginning of year	2,892,895	3,683,467

CASH AND CASH EQUIVALENTS—End of year	$945,505	$2,892,895

Supplemental schedule for cash flow information
Cash paid for interest	$281,913	$117,906
Cash paid for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$104,061	$2,297,594
Issuance of note payable to related party due to conversion from S to C corp	-	5,314,848

See accompanying notes to financial statements.

TaxMasters, Inc.
Statements of Stockholders' Deficit
For the years ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional
	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	Accumulated
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Total

Balance at December 31, 2008	1,000	$1	301,000,000	$301,000	$(301,001)	$(7,360,050)	$(7,360,050)

Distribution to stockholder of undistributed tax retained earnings prior to conversion from S to C Corp	-	-	-	-	-	(7,640,942)	(7,640,942)

Effect of recapitalization for reverse merger transaction on August 4, 2009	-	-	2,712,899	2,713	(2,713)	-	-

Stock issued to employees for services	-	-	35,633,000	35,633	498,862	-	534,495

Stock issued to non-employee for services	-	-	330,000	330	4,620	-	4,950

Net income	-	-	-	-	-	3,591,433	3,591,433

Balance at December 31, 2009, as restated	1,000	1	339,675,899	339,676	199,768	(11,409,559)	(10,870,114)

Stock issued to non-employees for services	-	-	1,024,000	1,024	730,976	-	732,000

Net loss	-	-	-	-	-	(1,901,818)	(1,901,818)

Balance at December 31, 2010	1,000	$1	340,699,899	$340,700	$930,744	$(13,311,377)	$(12,039,932)

See accompanying notes to financial statements.

TaxMasters, Inc.
Notes to Financial Statements
December 31, 2010 and 2009

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  These products and services may be sold individually or in combination with any of the products and services.  The Company had been recording revenue based on the proportionate completion method for revenue recognition. Effective January 1, 2010, the Company recognizes revenue under Accounting Standards Codification (ASC) 605-25, Revenue Arrangements with Multiple Deliverables and retroactively adopted Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Financial Accounting Standards Board (FASB) ASC Topic 605, Revenue Recognition) (“ASU 2009-13”).  Retroactive application is permitted, and was done so for our fiscal year 2009. No material changes to our revenue numbers were required to be recognized.

ASC 605-25, as amended by ASU 2009-13, provides guidance on accounting for arrangements that involve the performance of multiple products, services and/or right to use assets.  In accordance with the guidance, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting base on its relative fair value and recognized revenue for each unit of accounting when revenue recognition criteria have been met.  The price charged when the element is sold separately generally determines the fair value.

The Company may receive advance payments that are refundable or nonrefundable depending on the individual contract.   These advance payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statement of operations only after services have been provided and such revenue has been earned.

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  There were no common stock equivalents outstanding as of December 31, 2010 and 2009.

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

Short-Term Investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $317,204 and 313,663 as of December 31, 2010 and 2009, respectively.  These CDs matured on January 09, 2011 and were rolled over into new 6 month CDs maturing on July 09, 2011.  The interest rates were approximately 1.15% and 1.00% for the 2010 and 2009 CDs, respectively (see Note 4 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Long-Term Investments

Long-term investments consist of investments with original maturities greater then one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $429,779 and $423,968 as of December 31, 2010 and 2009, respectively.  These CDs matured on January 09, 2011 and were rolled over into new 12 month CDs maturing on January 9, 2012.  The interest rates were approximately 0.6 % and 1.15% for the 2010 and 2009 CDs, respectively (see Note 4 below for level hierarchy presentation).  We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable

Trade Accounts Receivables

As of December 31, 2010, and 2009, the Company does not have any trade accounts receivable. The Company’s policy is to recognize only if (and when) the Company completes the services due under the contract without receiving the payment of the balance due.  The Company, typically, does not complete any work unless payment has been received.

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

Depreciation is computed using straight-line methods with various estimated useful lives: computer equipment at 3 years, office furniture and fixtures and office equipment at 5 years.  Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives, which is 5 years.

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

The Company also complies with the provisions accounting for uncertainty in income taxes. The accounting regulations prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the target amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2010 and 2009.

Advertising Expenses

The Company expenses the costs of advertising as incurred.  Advertising expenses totaled $15,995,244 and $13,837,752 for 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Effective January 1, 2010, the Company adopted ASU 2009-13.  The adoption did not result to a material impact to the Company’s results of operations or financial condition.

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

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 on January 1, 2010.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 – Notes Receivable

On December 11, 2009, the Company loaned $250,000 to Americlean Dry Cleaning Centers, Inc. (“Americlean”).  The note bears a 6% interest rate, which shall be accrued and paid at maturity.   With this note the Company had the right to purchase up to 65% of the total shares of common stock of Americlean at an option price of approximately $0.05 per share  and both the principle and the accrued interest thereon shall be converted in payment of the exercise price.  On June 30, 2010 TaxMasters elected not to exercise its option to acquire 65% of Americlean, thus the principal and interest converted into a new promissory note which will be due on or before December 31, 2010, with interest at 12%.  The new note and old note is collateralized by (a) a pledge of 146,000 shares of Americlean owned by the president of Americlean, together with a security interest in and to certain assets (contracts, receivables, etc.) of the borrower,  subordinate only to the security interest of TJV Management, Inc.   It was determined on December 31, 2010, that this note was not collectible and was written off.  The loss on the write off of $266,202 is included in selling, general and administrative expenses in the statements of operations.

Note 4 - Fair Value

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the twelve months ended December 31, 2010.

Balance at December 31, 2010	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$317,204	-	-	$317,204
Investments- long-term	429,779			429,779
Total Assets	$746,983	-	-	$746,983

Liabilities – N/A	-	-	-	-

Balance at December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$313,663	-	-	$313,663
Investments- long-term	423,968			423,968
Total Assets	$737,631	-	-	$737,631

Liabilities – N/A	-	-	-	-

 All short-term investments were in bank CD’s at December 31, 2010 and 2009, and have a maturity range from six to twelve months (see Note 2 above).

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

NOTE 5-	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009

Furniture & Fixtures	$132,502	$132,502
Leasehold improvements	620,412	-
Computer equipment	1,389,489	882,900
Phone equipment – Capital lease	1,914,471	1,914,471
	4,056,874	2,929,873
Less - accumulated depreciation	(1,173,152)	(396,486)
	$2,883,722	$2,533,387

Depreciation expense charged to operations for the years ended December 31, 2010 and 2009, was $768,241 and $241,348, respectively.

Note 6 – Capital Lease Obligations

The Company acquired equipment under long-term leases with two to five year terms, generally bearing interest rates from 2% to 26%.  For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

		December 31	December 31
Year		2010	2009
2006	The Company entered into various capital leases for computer equipment. The terms range from 36 to 48 months and the monthly lease payments are approximately $2,427 including interest, with maturity dates ranging from January 2009 to January 2010.	$-	$651
2007	The Company entered into various capital leases for computer equipment and office equipment. The terms are for 36 months and the monthly lease payments are approximately $4,560 including interest, with maturity dates ranging from January 2010 to August 2010.	-	20,967
2008	The Company entered into various capital leases for computer equipment and office equipment. The terms range from 24 to 48 months and the monthly lease payments are approximately $10,159 including interest, with maturity dates ranging from January 2011 to March 2012.	45,872	138,112
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms range from 24 to 60 months and the monthly lease payments are approximately $41,702, with maturity dates ranging from February 2011 to December 2014	1,692,730	2,117,420
2010	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms of 36 months and the monthly lease payments are approximately $3,757, with a maturity date of September 2013.	89,246	-
	Total lease obligation	1,827,848	2,277,150

	Less: current portion	543,800	568,562

	Capital lease obligation, net of current portion	$1,284,048	$1,708,588

Future payments under these capital lease arrangements are as follows:

2011	$593,173
2012	510,742
2013	420,604
2014	405,840
Total future payments	$1,930,359
Less: amount representing interest	102,511
Present value of net minimum lease payments	$1,827,848

Note 7 – Stockholders’ Deficit

Common Stock

During the year ended December 31, 2010, the Company issued a total of 1,024,000 fully vested, non-forfeitable common shares to non-employees for services rendered. The Company recorded an expense of $732,000 to Selling, general and administrative expenses.  The value of the related services was determined to be the price of the stock on the performance commitment date.

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

The 200,000,000 shares are considered contingently issuable shares since they have been placed in escrow to be issued only when certain performance conditions have been met and as such, are reported as issued but not outstanding in the Balance Sheets at December 31, 2010 and were not included in the computation of earnings (loss) per share for the year ended December 31, 2010.

Stock Options

On August 4, 2009, the Company authorized and approved (i) the 2009 TaxMasters Stock Option Plan of the Company (“Non-Qualified Plan”), (ii) the 2009 TaxMasters Incentive Stock Option Plan (‘ISO Plan”) and (iii) TaxMasters 2009 Stock Bonus Plan (“Bonus Plan”).  The authorized shares and prices are still to be determined for each plan and as of December 31, 2010 and 2009, no options or stock grants have been authorized or granted under any of the three plans.

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

Distributions

For the year ended December 31, 2009, the Company or its wholly-owned subsidiary, TaxMasters, made distributions to the TaxMasters Stockholder of $2,326,094, before the reverse merger transaction.  In addition to the 2009 distributions, the Company distributed the 2008 undistributed previously taxed earnings in amount of $5,314,848. This amount was then loaned back to the Company.  (see Note 8 below for details).

Note 8 - Note Payable - Related Party

In August 2009, the Chief Executive Officer, loaned the Company $5,314,848, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.  Total repayments to the note, net of accrued interest, amounted to $221,806 and $732,130 for 2010 and 2009, respectively.

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

Our provision (benefit) for income taxes at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Current:
Federal	$-	$-
State	243,923	-
Deferred:
Federal	(521,886)	(3,013,132)
State	-	-

	$(277,963)	$(3,013,132)

The U.S. federal statutory income tax rate is reconciled to the effective rate at December 31, 2010 and 2009 as follows:

	2010	2009
Income tax expenses at U.S. federal statutory rate	34.0%	34.0%
Permanent differences	(11.9%)	25.6%
Other	(9.3%)	-
Income taxed as S-Corp.	-	(580.6%)
Effective tax rate	12.8%	(521.0%)

The components of the net deferred tax assets (liability) at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Net operating loss carryover	$3,179,790	$2,913,121
Deferred rent	349,267	117,077
Accrued expenses	518,576	365,736
Customer refund	83,632	38,297
Other	97,399	1,530
	4,228,664	3,435,761
Deferred tax liability
Property and equipment	693,646	422,629
	$3,535,018	$3,013,132

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2010 and 2009.

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $968,064 and $881,358 for the years ended December 31, 2010 and 2009, respectively, for advertising costs incurred.  In addition, the outstanding balance due to the affiliated company as of December 31, 2010 and 2009 was $112,138 and  $109,939, respectively.

In addition, the Company has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were $142,000 and $564,677 for the years ended December 31, 2010 and 2009, respectively.  There were no outstanding balances due to this related entity as of December 31, 2010 and 2009.

Note 11 – Commitments and Contingencies

Leases

The Company has two separate lease agreements.  The Company leased its main office space in Houston, Texas under a lease agreement that commenced in December 2006 and expires February 2014.  In addition, there were two expansion leases entered into for this property in January and March 2008 which both expire in May 2014.  The aggregate monthly lease payments are $25,162.  In July 2009, The Company entered into an additional lease agreement for additional office space in Houston, Texas through December 31, 2015.  Monthly lease payment under this agreement are $0 for the first six months, $74,804 for the months seven through twenty–six,   $83,795 for months twenty-seven through forty-six, and $92,785 thereafter.

The future minimum lease payments are as follows:

Year Ended:
2011	$1,206,465
2012	1,277,239
2013	1,323,398
2014	1,176,838
Thereafter	833,450
Total	$5,817,390

Total rent expense for 2010 and 2009 was $1,424,952 and $529,463 , respectively.

Deferred Rent

The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.  The amounts at December 31, 2010 and 2009 are $1,027,256 and $464,231, respectively, and are included in accrued liabilities.

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

On December 16, 2010, the Minnesota Attorney General’s (AG) office filed a suit against the Company in state district court for the Fourth Judicial District of Hennepin County, Texas.  In the suit, styled as State of Minnesota by its Attorney General, Lori Swanson vs. TaxMasters, Inc. a Nevada corporation, d/b/a TaxMasters, the AG alleges, the Company violated certain provisions of the Minnesota Consumer Fraud Act and the Uniform Deceptive Trade Practices Act.  The AG further alleges that the Company was unjustly enriched.  The AG is seeking to have the court (i) enjoin the Company from engaging in deceptive practices or making false or misleading statements, (ii) award civil penalties, (iii) award restitution for all persons injured by Company’s acts; and (iv) award costs, including costs of investigation and attorneys’ fees.  The Company denies the allegations and is vigorously defending the AG’s claims. Company’s management has determined that the amount of penalties and restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements.

Also from time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company has recorded an accrual of $4,890 for the year ended December 31, 2010 and $67,363, for the year ended December 31, 2009 for the potential losses resulting from legal proceedings. Management believes that no other pending legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

 Assessment from U.S. Department of Labor

On December 14, 2010, the Company, without admitting it violated any Fair Labor Standards Act (FLSA) provision, entered into a settlement agreement with the U.S. Department of Labor (DOL) concerning the DOL’s allegation that the Company incorrectly determined overtime wage payments for some employees from July 2007 to June 2010. On December 23, 2010, a consent judgment was filed bring this matter to a close.  In connection with the settlement, the Company has accrued an expense of $512,000 as of December 31, 2010.

Deferred Bonus

On December 31, 2009, the Chief Executive Officer of the Company earned a bonus of $1,008,333 per the terms of his employee contract. This bonus is payable within the next twelve months provided the Company meets certain covenants per the agreement.

Note 12 – Restatement of Previously Issued Financial Statements

On January 3, 2011, the Company reported that previously issued financial statements for the fiscal year ended December 31, 2009 should no longer be relied upon. Previously, the Company accounted for the unpaid and incomplete portion of its customer contracts as accounts receivable and deferred revenue. The Company has determined that the balance of the amount due under the contract should have been accounted for as an account receivable only if (and when) the Company completes the services due under the contract without receiving the payment of the balance due.

As a result of the above error, the Company has determined that accounts receivable and deferred revenue as of December 31, 2009 were overstated by $11,031,778.  The Company concluded that accounts receivable should be zero since, as a matter of policy, the Company does not complete any work unless payment has been received.

The Company also identified an overstatement in deferred revenue as of December 31, 2009 and an understatement in revenues for the year then ended of $1,138,905 for contracts already completed which were not previously accounted for.

The above errors resulted to a corresponding overstatement in income tax benefit of $2,350,428 and an overstatement in current and non-current deferred tax assets of $1,248,565 and $1,101,863, respectively.

The Company identified a non-trade receivable in the amount of $394,259 needed to be reclassified from trade receivables to other assets-other receivable.

The following tables show the impact of the errors to the Balance Sheet and Statement of Operations as of and for the year ended December 31, 2009:

BALANCE SHEET	December 31, 2009
	As previously reported	Adjustments	As restated
CURRENT ASSETS
Cash and cash equivalents	$2,892,895		$2,892,895
Short-term investments	313,663		313,663
Accounts receivable trade, net	11,426,037	(11,426,037)	-
Deferred tax asset	1,654,130	(1,248,565)	405,565
Prepaid expenses	125,000		125,000
Other current assets	-	394,259	394,259
Total current assets	16,411,725	(12,280,343)	4,131,382

Property and equipment, net	2,533,387		2,533,387
Note receivable	250,000		250,000
Investments	423,968		423,968
Deferred tax asset, net of current	3,709,430	(1,101,863)	2,607,567
Other assets	17,000		17,000
	$23,345,510	$(13,382,206)	$9,963,304

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,099,427		$3,099,427
Accounts payable related parties	117,673		117,673
Accrued liabilities	2,448,783		2,448,783
Deferred revenue	20,478,350	(12,170,683)	8,307,667
Current porion of capital lease obligation	568,562		568,562
Note payable to related party	4,582,718		4,582,718
Total current liabilities	31,295,513	(12,170,683)	19,124,830
LONG TERM DEBT
Capital lease obligations, net of current portion	1,708,588		1,708,588
Total liabilities	33,004,101	(12,170,683)	20,833,418

STOCKHOLDERS' DEFICIT
Preferred stock	1		1
Common stock	339,676		339,676
Additional paid-in capital	199,768		199,768
Accumulated deficit	(10,198,036)	(1,211,523)	(11,409,559)
Total stockholders' deficit	(9,658,591)	(1,211,523)	(10,870,114)
	$23,345,510	$(13,382,206)	$9,963,304

STATEMENT OF OPERATIONS	For the year ended December 31, 2009
	As previously reported	Adjustments	As restated
REVENUES, net	$36,777,024	1,138,905	$37,915,929

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	18,891,317	-	18,891,317
Compensation	18,082,066	-	18,082,066
Depreciation	241,348	-	241,348
Total operating costs and expenses	37,214,731	-	37,214,731
NET INCOME (LOSS) FROM OPERATIONS	(437,707)	1,138,905	701,198
OTHER INCOME (EXPENSE):
Interest income	39,030	-	39,030
Interest expense	(161,927)	-	(161,927)
Total other income (expense)	(122,897)	-	(122,897)
NET INCOME (LOSS) BEFORE INCOME TAXES	(560,604)	1,138,905	578,301

INCOME TAX BENEFIT, NET	(5,363,560)	2,350,428	(3,013,132)
NET INCOME (LOSS)	$4,802,956	$(1,211,523)	$3,591,433

EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted	$0.02	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	316,712,298		316,712,298

The adjustments to the Statement of Cash Flows for the year ended December 31, 2009 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010 (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the  “Report of Management on TaxMasters, Inc.’s Internal Control Over Financial Reporting” , our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2010, which has been disclosed to, and reviewed with, our independent auditor.

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

As of December 31, 2010 our management, with the participation of our chief executive officer and chief financial officer, documented our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  As a result of the material weaknesses described above, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

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

Name	Age	Position
Patrick R. Cox (3), (4)	47	Chairman of the Board, Chief Executive Officer, President and Director
Christopher J. Koscinski	41	Chief Financial Officer and Treasurer
Frederick V. Hackett	43	General Counsel and Secretary
Glenn A. Clamon	38	Vice President – Sales
Paulette M. Kitson	52	Vice President – Human Resources
Kevin L. Schmidt	41	Chief Information Officer
Reneé L. Anderson-Miller	47	Vice President – Operations
Michael E. Holdgrafer (1), (4)	52	Director
David M. Hyink (2), (3)	63	Director
James S. Milholland (1), (3)	48	Director
Greg Ralph (1), (2)	41	Director
Richard A. Wright Jr. (2), (4)	44	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of Nominating Committee
(4)	Member of Governance Committee

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

Frederick V. Hackett has served as outside legal counsel to TaxMasters from 2004 to June of 2007 when he became the General Counsel of TaxMasters.  He departed TaxMasters for active duty in support of Operation Iraqi Freedom with the U.S. Army as a Judge Advocate ("JAG") in July of 2009 and he returned from active duty and has served as our General Counsel and Secretary since August 20, 2010.  From August 2005 to December 2006, Mr. Hackett served as a Judge Advocate in support of Operation Enduring Freedom.  He worked at Wauson & Probus, P.C. from February 2007 to May 2007 (as Of Counsel) and October 2003 to March 2004 (as an associate).  Mr. Hackett was a police officer in the Rosenberg Police Department, Rosenberg, Texas, March 1993 to October 2003.  Mr. Hackett is currently a reserve Deputy Constable and is licensed to practice law in Texas.

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

Section 16(a) beneficial reporting compliance

No person who, during the fiscal year ended December 31, 2009, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”)), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year except that Fred Hackett filed an untimely Form 3 on March 25, 2011 (for a transaction occurring on August 20, 2010).  The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Patrick R. Cox Chief Executive Officer (1)	2010	$950,000	$--	$--	$--	$--	$702,054
	2009	$419.480	$61,885	$--	$--	$--	$481,365
Glenn A. Clamon Vice President – Sales (2)	2010	$229,788	$--	$--	$--	$--	$229,788
	2009	$85,337	$--	$540,036	$--	$4,798	$630,171
Reneé L. Anderson-Miller Vice President Operations (3)	2010	$151,332	$--	$--	$--	$--	$151,332
	2009	$159,365	$18,141	$5,454	$--	$792	$183,752

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

           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - DECEMBER 31, 2010

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

 (1) During the year ended December 31, 2010, we did not grant any options to our executive officers.

(2) Pursuant to his employment agreement, Mr. Clamon is entitled to a grant of 5,000,000 stock options under our 2009 stock option plan at the end of fiscal 2010 (December 31, 2010).  Such options have not yet been granted.  Such option grant, if and when made, will be subject to an adjustment in the event we issue any earn out shares to Patrick R. Cox pursuant to Section 5.1 of the Share Exchange Agreement (under which we acquired of all of the outstanding shares of TaxMasters, Inc.).  Pursuant to Section 5.1 of the Share Exchange Agreement, Mr. Cox may receive up to 299,000,000 additional shares of common stock as an earn out based on our net income for the year ended December 31, 2009 and for the years ending December 31, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014 (collectively, the “earn out shares’).

(2) Pursuant to her employment agreement, Ms. Anderson-Miller is entitled to a stock option grants under our 2009 stock option plan at the end of fiscal 2009, 2010 and 2011.  We have not yet granted to Ms. Miller her options with respect to the fiscal year ended December 31, 2010.  All such option grants, if and when made, will be subject to an adjustment for the issuance of any earn out shares.

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

Compensation of directors

Prior to August 4, 2009, we did not provide any compensation for our directors.  In September 2009, our board of directors adopted a compensation arrangement for our directors for their service as member of our board of directors.  Under this compensation arrangement, each director receives a grant of 100,000 unregistered shares of our common stock for their service on the board for the 12 month period ending July 31.  The Company did not make any stock grants made to our directors in 2010.   Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties and the attendance of board meetings and any meeting of stockholders.  Any new independent Director will receive a pro-rata annual cash retainer and stock option grant.

DIRECTOR COMPENSATION - 2010
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Patrick R. Cox	$--	$--	$--	$--	$--	$--	$--

Michael E. Holdgrafer	$--	$--	$--	$--	$--	$--	$--

David M. Hyink	$--	$--	$--	$--	$--	$--	$--

James S. Milholland	$--	$--	$--	$--	$--	$--	$--

Greg Ralph	$--	$--	$--	$--	$--	$--	$--

Richard A. Wright Jr.	$--	$--	$--	$--	$--	$--	$--

.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our securities as of April 11, 2011, by (a) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s securities, (b) the Company’s directors, (c) the Company’s executive officers, and (d) all directors and executive officers as a group.  The address of all owners listed is c/o TaxMasters, Inc., 900 Town & Country Lane, Houston, Texas 77024.  As of April 11, 2011, we had a total of 140,060,649 shares of the Company’s common stock were outstanding.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)
Patrick R. Cox (3) (4) (5)	98,100,000	70.0%
Christopher J. Koscinski (3)	500,000	--
Fred Hackett (3)	500,000	--
Glenn A. Clamon (3)	30,000,000	21.4%
Paulette M. Kitson (3)	301,000	*
Kevin Schmidt (3)	301,000	*
Renee L. Anderson-Miller (3)	301,000	*
David M. Hyink (4)	100,000	*
Michael E. Holdgrafer (4)	100,000	*
James S. Milholland (4)	100,000	*
Greg Ralph (4)	100,000	*
Richard A. Wright Jr. (4)	100,000	*
All Officers and Directors (12 persons)	130,003,000	92.8%

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

(2)
Based on [140,060,649] shares of common stock outstanding as of April 11, 2011, plus each person’s warrants or options that are currently exercisable or that will become exercisable within 60 days of April 11, 2011.  Shares of our common stock underlying warrants and stock options that are exercisable as of April 11, 2011 or within 60 days of April 11, 2011 are considered outstanding for purposes of computing the percentage shown but are not considered outstanding for any other purpose.  Does not include performance based options to the extent they have not yet vested.

(3)	Officer.
(4)	Director.
(5)
Does not include 1,000 shares of Control Series Preferred Stock held by Mr. Cox.  Also does not include (i) up to 299,000,000 additional shares of Common Stock that may be issued to Mr. Cox based on an earn-out formula in regard to our net income for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2004 and (ii) shares that may be clawed back by Mr. Cox under the Financial Reorganization Agreement entered into by Mr. Cox and the Company.

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

In 2010, we have not issued any shares or options under any of our equity compensation plans.

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

(1) On August 4, 2009, our board of directors adopted (i) the 2009 TaxMasters Stock Option Plan and (ii) the 2009 TaxMasters Incentive Stock Option Plan.  As of December 31, 2009 and April 15, 2010, we have not reserved any shares for issuance under the 2009 TaxMasters Stock Option Plan nor the 2009 TaxMasters Incentive Stock Option Plan and we have not granted any options under either of these plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2009, our Chief Executive Officer, loaned the Company $5,314,468, at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.  For the twelve months ended December 31, 2010, repayments to the note, net of accrued interest amounted to $221,806. The balance of this note payable at December 31, 2010 is $4,360,912.

We pay advertising fees to Team Advertising, Inc., which is wholly-owned by Patrick Cox.  We paid Team Advertising approximately$867,000 in 2010, $881,358 in 2009 and $332,825 in 2008 as the primary sponsor of the racing team and for appearance on the race team trailer and all 6 team cars.

Since 2007, we have used the sales and marketing consulting firm Pelagic Marketing, Inc. which is owned by our Vice President – Sales, Mr. Glenn Clamon, and his wife.  During the years ended December 31, 2008, 2009 and 2010 we paid Pelagic Marketing consulting fees of $264,309, $564,677 and $142,000, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$189,703	$130,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$189,703	$130,000

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

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Audit Committee has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by our independent registered public accounting firm during 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following financial statements of TaxMasters, Inc. and Report of MaloneBailey, LLP, Independent Registered Public Accounting Firm, are included in this report:
•	Report of MaloneBailey, LLP, Independent Registered Public Accounting Firm.

•	Balance Sheets at December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009

•	Statements of Stockholders’ Deficit for the years ended December 31, 2010 and 2009

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009

•	Notes to Financial Statements for the years ended December 31, 2010 and 2009

2.	List of all Financial Statement Schedules.

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

3.2	Certificate of Designation filed on July 16, 2009 (filed as Exhibit 3.2 to the August 2009 Form 8-K and incorporated herein by reference).
3.3	By-laws of the Registrant (filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and incorporated herein by reference).
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

10.6
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Patrick R. Cox (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.7
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Glenn A. Clamon (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.8
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Renee L. Anderson-Miller (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.9
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Christopher J. Koscinski (filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.10
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Michael L. Wallace (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.11
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Paulette M. Kitson (filed as Exhibit 10.6 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.12
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Kevin L. Schmidt (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.13
Employment Agreement, dated as of August 4, 2009, by and between the registrant and Frederick V. Hackett (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).#

10.14
Financial Reorganization Agreement, dated as of June 30, 2010, by and among the Registrant, Patrick R. Cox and Olde Monmouth Stock Transfer Co., Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K, dated July 1, 2010, filed on July 7, 2010 and incorporated herein by reference).

14.1	Code of Ethics (filed as Exhibit 14.1 to the August 2009 Form 8-K and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 2009 Form 10-K and incorporated herein by reference).
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley.
32.2*	Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley.

* Exhibit filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 15, 2011 by the undersigned thereto.

TAXMASTERS, INC.

/s/ Patrick R. Cox
Patrick R. Cox, Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2011.

Signature	Title	Date

/s/ Patrick R. Cox	Chief Executive Officer	April 15, 2011
Patrick R. Cox	Chairman of the Board and Director (Principal Executive Officer)

/s/ Christopher J. Koscinski	Chief Financial Officer	April 15, 2011
Christopher J. Koscinski	and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael E. Holdgrafer	Director	April 15, 2011
Michael E. Holdgrafer

/s/ David M. Hyink	Director	April 15, 2011
David M. Hyink

/s/ James S. Milholland	Director	April 15, 2011
James S. Milholland

/s/ Greg Ralph	Director	April 15, 2011
Greg Ralph

/s/ Richard A. Wright Jr.	Director	April 15, 2011
Richard A. Wright Jr.