Form 10-Q
period 2011-03-31
TaxMasters, Inc.
filed 2011-05-23
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [ ] No [X]

As of May 16, 2011, the registrant had 140,699,899 shares of common stock, $0.001 par value, outstanding and 1,000 shares of Control Series Preferred stock outstanding.

TAXMASTERS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	17
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 - Defaults Upon Senior Securities	17
Item 4 - Submission of Matters to a Vote of Security Holders	17
Item 5 - Other Information	17
Item 6 - Exhibits	17

SIGNATURES	18

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TaxMasters, Inc. BALANCE SHEETS (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,139,540	$945,505
Accounts receivable	753,014	-
Short-term investments	318,163	317,204
Deferred tax asset	1,506,193	699,607
Prepaid expenses	7,750	34,250
Other current assets	966,667	708,713

Total current assets	4,691,327	2,705,279

Property and equipment, net	2,725,834	2,883,722
Investments	431,025	429,779
Deferred tax asset, net of current	1,954,244	2,835,411
Other assets	17,000	17,000

TOTAL ASSETS	$9,819,430	$8,871,191

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,862,426	$4,359,766
Accounts payable related parties	86,187	145,440
Accrued liabilities	6,387,766	4,103,719
Deferred revenue	3,481,782	6,113,438
Current portion of capital lease obligation	517,491	543,800
Note payable to related party	4,212,283	4,360,912
Total current liabilities	20,547,935	19,627,075

LONG TERM DEBT
Capital lease obligations, net of current portion	1,170,391	1,284,048

Total liabilities	21,718,326	20,911,123

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 340,699,899 shares issued and
140,699,899 shares outstanding	340,700	340,700
Additional paid-in capital	930,744	930,744
Accumulated deficit	(13,170,341)	(13,311,377)

Total stockholders' deficit	(11,898,896)	(12,039,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,819,430	$8,871,191

See accompanying notes to unaudited financial statements.

TaxMasters, Inc. STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2011	2010

REVENUES, net	$12,928,732	$11,346,527

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	7,970,416	5,178,695
Compensation	4,474,514	4,490,098
Depreciation	206,310	192,752

Total operating costs and expenses	12,651,240	9,861,545

NET INCOME FROM OPERATIONS	277,492	1,484,982

OTHER INCOME (EXPENSE):
Interest income	2,233	12,688
Interest expense	(64,108)	(71,363)

Total other income (expense)	(61,875)	(58,675)

NET INCOME BEFORE INCOME TAXES	215,617	1,426,307

INCOME TAX EXPENSE NET	74,581	486,860

NET INCOME	$141,036	$939,447

EARNINGS PER COMMON SHARE
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	140,699,899	339,675,899

See accompanying notes to unaudited financial statements.

TaxMasters, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2011	2010
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,036	$939,447
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	74,581	486,860
Depreciation and amortization	206,310	192,752
Deferred rent	(25,410)	147,044
Changes in operating assets and liabilities:
Accounts receivable	(753,014)	-
Prepaid expenses	26,500	86,250
Other current assets	(257,954)	(63,599)
Accounts payable and accrued liabilities	3,812,117	(1,604,343)
Accounts payable to related parties	(59,253)	(117,674)
Interest accrued on note recievable	-	(4,551)
Deferred revenue	(2,631,656)	1,437,426

Net cash provided by operating activities	533,257	1,499,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(2,205)	(4,113)
Purchase of fixed assets	(48,422)	-

Net cash used in investing activities	(50,627)	(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(139,966)	(131,943)
Repayment, net of accrued interest, of note payable to related party	(148,629)	(114,876)

Net cash used in financing activities	(288,595)	(246,819)

NET CHANGE IN CASH AND CASH EQUIVALENTS	194,035	1,248,680

CASH AND CASH EQUIVALENTS—Beginning of year	945,505	2,892,895

CASH AND CASH EQUIVALENTS—End of year	$1,139,540	$4,141,575

Supplemental schedule for cash flow information
Cash paid for interest	$64,108	$71,363
Cash paid for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$-	$27,464

See accompanying notes to unaudited financial statements.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements information reflects financial information of TaxMasters, Inc. (“Company” or “TaxMasters”).

The Company primarily engages in resolution of complicated Internal Revenue Service tax problems for customers located in the USA and other parts of the world with USA operations.  The Company also assists customers with state and local tax problem resolution.  The Company headquarters is located in Houston, Texas.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of TaxMasters and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

ASC 605-25, as amended by ASU 2009-13, provides guidance on accounting for arrangements that involve the performance of multiple products, services and/or right to use assets. In accordance with the guidance, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value and recognized revenue for each unit of accounting when revenue recognition criteria have been met. The price charged when the element is sold separately generally determines the fair value.

The Company may receive advance payments that are refundable or nonrefundable depending on the individual contract. These advance payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statements of operations only after services have been provided and such revenue has been earned.

Earnings Per Share
Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  Contingently issuable shares where the shares are not certain to be issued are also be excluded from the EPS calculation. As of March 31, 2011, the Company has 200,000,000 contingently issuable shares that were not deemed as outstanding and were excluded from the calculation of both basic and diluted EPS.  There were no common stock equivalents outstanding as of March 31, 2011 and 2010.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

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

Accounts Receivable
As of March 31, 2011, the Company had accounts receivable of $753,014 and had no trade receivable as of December 31, 2010. The Company’s policy is to recognize an accounts receivable only if (and when) the Company completes the services due under the contract at the amount it expects to collect.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  As of March 31, 2011, management has determined that an allowance for doubtful accounts is not required.

The Company’s trade receivables are generally unsecured. The Company has no concentration of revenue with any one customers that the loss of any one or a few customers could impact its operations materially unless such a loss of customers were a general loss of customers.

Reclassifications
Certain reclassification of prior period amounts has been made to conform to the current presentation.  The reclassification had no impact on stockholders’ deficit and net income.

Recently Adopted Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the twelve months ended December 31, 2010.

Balance at March 31, 2011	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$318,163	-	-	$318,163
Investments- long-term	431,025			431,025
Total Assets	$749,188	-	-	$749,188

Liabilities – N/A	-	-	-	-

Balance at December 31, 2010	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$317,204	-	-	$317,204
Investments- long-term	429,779			429,779
Total Assets	$746,983	-	-	$746,983

Liabilities – N/A	-	-	-	-

All short-term investments were in bank CD’s at March 31, 2011 and December 31, 2010, and have a maturity range from six to twelve months .

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)
Note 4 – Capital Lease Obligations

The Company acquired equipment under long-term leases with two to five year terms, generally bearing interest rates from 2% to 26%.  For financial reporting purposes, the present value of the minimum lease payments has been capitalized.

		March 31	December 31
Year		2011	2010
2008	The Company entered into various capital leases for computer equipment and office equipment. The terms range from 24 to 48 months and the monthly lease payments are approximately $10,159 including interest, with maturity dates ranging from January 2011 to March 2012.	25,705	45,872
2009	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms range from 24 to 60 months and the monthly lease payments are approximately $41,702, with maturity dates ranging from February 2011 to December 2014	1,581,198	1,692,730
2010	The Company entered into various capital leases for computer equipment, office equipment and phone system equipment. The terms of 36 months and the monthly lease payments are approximately $3,757, with a maturity date of September 2013.	80,979	89,246
	Total lease obligation	1,687,882	1,827,848

	Less: current portion	517,491	543,800

	Capital lease obligation, net of current portion	$1,170,391	$1, 284,048

Future payments under these capital lease arrangements are as follows:

2011	$431,707
2012	510,742
2013	420,604
2014	405,840
2015	10,727
Total future payments	$1,779,620
Less: amount representing interest	91,738
Present value of net minimum lease payments	$1,687,882

Note 5 – Income Taxes

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
Our provision for income taxes at March 31, 2011 and 2010 consisted of the following:

Current:	2011	2010
Federal	$-	$-
State	-	-
State
Deferred:
Federal	74,581	486,860
State	-	-

	$74,581	$486,860

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

The U.S. federal statutory income tax rate is reconciled to the effective rate at March 31, 2011 and 2010 as follows:

	2011	2010
Income tax expenses at U.S. federal statutory rate	34.0%	34.0%
Permanent differences	0.6%	0.1%
Effective tax rate	34.6%	34.1%

The components of the net deferred tax assets (liability) at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryover	$2,370,736	$3,179,790
Deferred rent	340,628	349,267
Accrued expenses	1,159,513	518,576
Customer refund	249,281	83,632
Other	97,399	97,399
	4,217,557	4,228,664
Deferred tax liability
Property and equipment	757,120	693,646
	$3,460,437	$3,535,018

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of March 31, 2011 and December 31, 2010.

Note 6 – Related Party Transactions

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged approximately $37,750 and $419,000 for the three months ended March 31, 2011 and 2010, respectively, for advertising costs incurred.  In addition, the outstanding balance due to the affiliated company as of March 31, 2011 and December 31, 2010, $41,786 and $112,138, respectively.

In addition, the Company has marketing services provided by a related entity that is owned by the Company’s management.  Marketing expenses were approximately $0 and $92,000 for the three month period ended March 31, 2011 and 2010, respectively.  There were no outstanding balances due to this related entity as of March 31, 2011 and December 31, 2010.

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

Note 7 – Commitments and Contingencies

Leases
The Company has two separate lease agreements.  The Company leased its main office space in Houston, Texas under a lease agreement that commenced in December 2006 and expires February 2014.  In addition, there were two expansion leases entered into for this property in January and March 2008 which both expire in May 2014.  The aggregate monthly lease payments are $25,162.  In July 2009, The Company entered into an additional lease agreement for additional office space in Houston, Texas through December 31, 2015, this agreement was amended in June 2010.  Monthly lease payment under this agreement are $0 for the first six months, $74,804 for the months seven through twenty–six,   $83,795 for months twenty-seven through forty-six, and $92,785 thereafter.
The future minimum lease payments are as follows:

Year Ended:
2011	$907,824
2012	1,279,397
2013	1,325,556
2014	1,178,996
Thereafter	835,069
Total	$5,526,842

Total rent expense for three months ended March 31, 2011 and 2010 was $323,451 and $273,036, respectively.

Deferred Rent
The Company recognizes rent, including rent holidays, and escalating rent provisions, on a straight-line basis over the terms of the lease.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The current portion of deferred rent is included in accrued expenses.  Cash reimbursements received from landlords for leasehold improvements and other incentives are also recorded as deferred rent and amortized on a straight-line basis over the lease term as an offset to rent expense.  The amounts at March 31, 2011 and December 31, 2010 are $1,001,846 and $1,027,256, respectively, and are included in accrued liabilities.

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

TaxMasters, Inc.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

Management believes that the Company has complied with all the requests from the Texas Attorney General’s office and has made appropriate changes to its current business model.  The Company is vigorously defending itself against these allegations but the Company also recognizes that it is probable it will incur some civil penalties and have to make restitution.  Company’s management has determined that the amount of client penalties and restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements. The Company estimates restitution to the Texas Attorney General of $2 million to cover legal costs, penalties and fees. This amount has been accrued under Accrued Liabilities in the balance sheet at March 31, 2011. An amount has been accrued under accrued liabilities to cover estimated costs of legal fees, penalties, fees, and other costs in this matter.

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

Deferred Bonus
On December 31, 2009, the Chief Executive Officer of the Company earned a bonus of $1,008,333 per the terms of his employee contract. This bonus is payable within the next twelve months provided the Company meets certain covenants per the agreement.  As of March 31, 2011 no payments have been made,

Note 8 – Restatement of Previously Issued Financial Statements

On January 3, 2011, the Company concluded that previously issued financial statements for the three months ended March 31, 2010 should no longer be relied upon.  Previously, the Company accounted for the unpaid and incomplete portion of its customer contracts as accounts receivable and deferred revenue. The Company has determined that the balance of the amount due under the contract should have been accounted for as an account receivable only if (and when) the Company completes the services due under the contract without receiving the payment of the balance due.

As a result of the above error, the Company has determined that accounts receivable and deferred revenue as of March 31, 2010 were overstated by $14,135,010. The Company concluded that accounts receivable should be zero since, as a matter of policy, the Company does not complete any work unless payment has been received.

The above error resulted to a corresponding overstatement in current deferred tax assets and an understatement in non-current deferred tax assets of $571,481 as of March 31, 2010.  There were no adjustments impacting the statements of operations for the three months ended March 31, 2010.  The adjustments to the Statements of Cash Flows for three months ended March 31, 2010 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.

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

Through our tax professionals, we offer the following services:

•	Get our clients into compliance with their obligation to file income tax returns and pay back taxes due;
•	educe taxes by reducing penalties and interest on tax debts;
•	Settle our client’s tax debt for the lowest amount possible under the law;
•	Stop IRS wage garnishments;
•	Stop IRS property seizure;
•	Defend our client in an IRS audit or IRS criminal investigation;
•	Recover seized funds; and
•	Remove an IRS levy or lien.

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

ASC 605-25, as amended by ASU 2009-13, provides guidance on accounting for arrangements that involve the performance of multiple products, services and/or right to use assets.  In accordance with the guidance, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value and recognized revenue for each unit of accounting when revenue recognition criteria have been met.  The price charged when the element is sold separately generally determines the fair value.

The Company may receive advance payments that are refundable or nonrefundable depending on the individual contract.   These advanced payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statements of operations only after services have been provided and such revenue has been earned.

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

Results of Operations

Results for the three months ended March 31, 2011 versus the three months ended March 31, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For three Month ended March 31,
Statement of Operations Data:	2011		2010
Total Revenue	$12,929,000	100.0%	$11,347,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	7,970,000	61.6%	5,179,000	45.6%
Compensation	4,475,000	34.6%	4,490,000	39.6%
Depreciation	206,000	1.6%	193,000	1.7%
Total Operating expenses	12,651,000	97.8%	9,862,000	86.9%
Total Other Income / (expenses)	(62,000)	-0.5%	(59,000)	-0.5%
Net Income before taxes	216,000	1.7%	1,426,000	12.6%
Tax Expense	75,000	0.6%	487,000	4.3%
Net Income	$141,000	1.1%	$939,000	8.3%

Revenues.  Revenues increased by approximately $1.6 million, or 13.9%, to approximately $12.9 million for the three months ended March 31, 2011 as compared to approximately $11.3 million for the same three month period in 2009.  This increase in our sales revenue can be attributed to our increase spending in our advertising expenses.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes, health insurance and fees, for the three months ended March 31, 2011 was approximately $4.5 million, consistent with the compensation expense of approximately $4.5 million for the three months ended March 31, 2010.   Salaries and payroll taxes increased slightly, approximately $54,000 versus prior three month period a year ago but this increase was offset by a reduction in healthcare costs of approximately $67,000 versus the prior three month period.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $2.8 million or 53.9%, from approximately $5.2 million for the three months ended March 31, 2010 to approximately $6.0 million for the same period in 2011.  Selling expenses, which consists mainly of advertising expenses and bank fees associated with process payments increased approximately $0.9 million to approximately $4.4 million or 26.0% from approximately $3.5 million in 2010.  The primary increase in selling expense was the advertising expense which  was approximately $4.1 million, an increase of approximately $0.7 million or 22.4%.  General and administrative (“G & A”) expenses increased approximately $1.9 million for the three months ended March 31, 2011 as compared to the prior year three month period.  Decreases in G & A expenses were mainly in contracted outside labor which decline approximately $312,000, office expenses declined approximately $71,000, professional fees which include outside services, accounting and legal fees decline approximately $75,000 and an approximate reduction of $65,000 in travel and entertainment expenses for the three months period ended March 31, 2011.  These cost reductions were off set in by increases in rent, building maintenance, telephone and utilities which increased approximately $400,000 or the three months ended March 31, 2011 as compared to the same three month period a year ago.

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2011 were approximately $12.7 million, an increase of approximately $2.8 million, or 28.3%, from total operating expenses of $9.8 million for the same three month period in 2010.  The increase in total operating expenses for the first quarter 2011 was mainly due to increase in selling costs of approximately $0.9 million, brought about primarily by increases in advertising expenses and a decrease of approximately $0.1 million in G & A expenses as described above. Compensation costs and depreciation were basically flat compared to the prior three month period..

Total Other Income and Expenses.  Total other income and other expenses consist of interest income, interest expense and other non operating related adjustments.  Interest expense for the three months ended March 31, 2011 was approximately $64,000, a decrease of approximately $7,000  from the same three month period in 2010. This decrease is mainly due to lower interest expense associated with the Company’s capital leases as many of them have mature or have been paid off.  Interest income for the first quarter 2011 was approximately $2,000, a decrease of approximately $10,000, from first quarter 2010.

Income Taxes Expense.   Total income taxes expense was approximately $75,000 for the three months ended March 31, 2011, a decrease in the tax expense of approximately $412,000, versus the prior year three month period.   This decrease in taxes expense for the three month ended March 31, 2011can be attributed to lower income before taxes of approximately $0.2 million as compared to an income before taxes of approximately $1.4 million, a decrease of approximately $1.2 million.

Net Income.  The net income for the three months ended March 31, 2011 was approximately $141,000 million as compared to net income of approximately $939,000 for the same three month period in 2010, a decrease of approximately $798,000.   This decrease in net income mainly was driven by an increase in operating expenses.

Liquidity and Capital Resources

At March 31, 2011, the Company had total current assets of approximately $4.7 million and total current liabilities of approximately $20.5 million, resulting in negative working capital of approximately $15.8 million.  At March 31, 2011, the Company's current assets consisted of approximately $4.7 million in cash, $0.8 million in trade receivables, $0.3 million in short-term investments and approximately $2.5 million in deferred tax asset and other current assets.

At March 31, 2011, the Company has open contracts in the amount of approximately $19.1 million that are expected to be completed within the next three to nine months.  Upon completion of the work by the Company’s tax experts this amount will be recognized as earned revenue.

During the fiscal year 2011, the Company expects to generate positive cash flow from its operations.  We believe that our existing cash and expected cash flow from operations will be sufficient to meet our projected operating expenses at least through December 31, 2011 as well as to fund the full implementation of our P3 system to increase productivity and improve customer service. Additionally, we are currently in the process of securing funding from a group of investors which will also increase our expected cash flows for the year.

Operating Activities

Net cash provided by operating activities was approximately $0.5 million for the three months ended March 31, 2011, as compared to cash provided by operating activities of approximately $1.5 million for the three months ended March 31, 2010, a decrease of approximately $1.0 million.   This decrease is mainly attributable to a reduction in cash received for deferred revenue of approximately 4.1, cash received from trade receivable decline approximately $.7 million and an increase in other current assets of approximately $0.2 million.  These declines were offset by reduction in cash used to pay our accounts payable in the amount of approximately $5.5 million, and cash generated by regular operations increased approximately $0.6 million mainly driven from sales.

Investing Activities

Net cash used in investing activities was approximately $51,000 for the three months ended March 31, 2011 compared to net cash used in investing activities of approximately $4,000 for the three months ended March 31, 2010, an increase in cash used of approximately $47,000.   The primary reason for the change in investing activities was an increase in the purchase of property and equipment in the amount of approximately $48,000 in first quarter  2011 versus 2010.

Financing Activities

Net cash used in financing activities was approximately $289,000 for the three months ended March 31, 2011 compared to approximately $247,000 for the three months ended March 31, 2010, an increase in cash used in financing activities of approximately $42,000 or 17.0%.     The repayment of  a note payable from a related party within the Company increased approximately $34,000 in first quarter 2011 versus the first quarter  2010.  The Chief Executive Officer of the Company loaned the Company $5.3 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment.  Cash used to pay the Company’s capital lease payment increased approximately $8,000 for the three months ended March 31, 2011 as compared to the same three months period in 2010.

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $74,804. Total obligation through 2015 under these agreements is approximately $5,527,000.

We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2015. Our total obligation under these leases is approximately $1,780,000.

We currently plan to utilize both lease office spaces through the second quarter 2011 and will evaluate office space needs through the remainder of 2011 to determine if a sublet option or termination of a lease is appropriate.

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

These obligations are summarized in the table below:

 Contractual Obligations

 The following table presents future contractual obligations due by fiscal period as of March 31, 2011:

	2011	2012-2013	2014-2015	Thereafter	Total

Operating lease commitments	$908,000	$2,605,000	$2,014,000	$0	$5,527,000

Capital & Equipment leases	432,000	931,000	417,000	0	1,780,000

Total	$1,340,000	$3,536,000	$2,431,000	$0	$7,307,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recent Accounting Pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ITEM 4.      CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011 (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on TaxMasters, Inc.’s Internal Control Over Financial Reporting”), our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Dated: May 23, 2011
By: /s/ CHRISTOPHER J. KOSCINSKI
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)