Form 10-K/A
period 2010-12-31
TaxMasters, Inc.
filed 2012-02-16
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K – K/A
Amendment no. 1
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

Documents Incorporated by Reference:  None

Explanatory Note

The financial statements for the years ended December 31, 2010 and 2009 and related disclosures in this Amendment no. 1 to our Annual Report on Form 10-K (the “Amendment”) have been restated in accordance with the changes described below.

On January 3, 2011 and September 8, 2011, the Company, after consulting with its board of directors and its independent registered public accounting firm,  concluded that its previously issued Annual Report on Form 10-K, filed on April 15, 2011 (the “Original report”), should no longer be relied upon and that it was necessary to restate its financial statements for the years ended December 31, 2010 and 2009 to (1) correct an overstatement in the note payable to Patrick Cox, the Company’s Chief Executive Officer, (2) reflect the 4 million shares granted in July 2010 for consulting services, (3) correct the accounting for the unpaid and incomplete portion of its customer contracts as well as reflect deferred revenue for incomplete engagements for which payments have been received, (4) correct the classification of a non-trade receivable as of December 31, 2009 in the balance sheets and (5) correct deferred tax assets to reflect the tax impact of the corrections mentioned in items 1 to 4 above.

As a result of the above restatements, the Company has revised the following:

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.  Financial Statements and Supplementary Data.
Item 13.  Certain Relationships and Related Transactions, And Director Independence.

Except as set forth above, the Original Report has not been amended, updated or otherwise modified. This Amendment includes information contained in the Original Report, and the Company has not modified or updated the disclosures presented in the Original Report that is contained in the Amendment except as identified above. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings, as information in such filings may update or supersede certain information contained in the Original Report and this Amendment. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

INDEX

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

Our Business

Our tax professionals have the skill and knowledge to solve our client’s IRS tax problems.  This may include reduction of tax liabilities or other resolutions.  We use the rules and regulations established by the Internal Revenue Service under the Internal Revenue Code to help our clients resolve matters at the IRS.  Our tax professionals help our clients prepare tax returns, legally reduce assessed taxes, eliminate penalties, and represent clients before the IRS.  We help our clients understand how they wound up with the tax problems they have and help them with the problems that caused their tax debt.  We can often reduce the tax our clients owe even before attempting tax settlement strategies with the IRS.

Through our tax professionals, we offer the following services:

•	Bring our clients into compliance with their obligation to file income tax returns;

•	Reduce total tax obligation by reducing penalties and interest on tax debts;

•	Settle our client’s tax debt for the lowest amount possible under the law;

•	Stop or reduce IRS wage garnishments;

•	Stop IRS property seizure;

•	Defend our client in an IRS audit or IRS criminal investigation;

•	Recover seized funds; and

•	Remove an IRS levy or lien.

Delinquent Tax Returns and Back Taxes

In an effort to improve efficiency and to collect more money, the IRS has improved its database of income transactions and increased its ability to identify people who have not filed tax returns. The IRS hires Revenue Agents to find people who may owe them money.  The IRS has a wide range of civil and criminal penalties available that it can impose on individuals or businesses who fail to file tax returns, which penalties along with interest will drastically increase the amount owed to the IRS.  It is estimated that as many as 15% of all taxpayers have unfiled tax returns or owe back taxes, or delinquent taxes.

We help those individuals and businesses with delinquent returns, unpaid back taxes or delinquent taxes minimize the penalties and interest they would otherwise have to pay to the IRS by assisting them with identifying applicable settlement options and with filing the appropriate settlement documentation.

Our proactive approach is important for our clients for many reasons:

•
Failure to file tax returns may result in a federal prison sentence and/or seizure of assets.  Our proactive approach will mitigate the IRS’ ability or desire to seek criminal prosecution in most cases.

•	Failure to file tax returns can affect the ability of our clients to get credit from most lenders and credit card companies until their delinquent taxes are paid.

•
Certain federal and state benefits are based on amounts reported in filed tax returns. For example, Social Security is computed based on a person's lifetime earnings, some of which is only reported to the IRS on a tax return. State benefits (such as unemployment compensation) can also be based on reported income.

•	To claim any federal tax refunds due, current and back tax returns should be filed.

•	Income tax refund money for a given year may be lost if a delinquent tax return for such year is filed more than three years from the due date of such tax return

•	Waiting for the IRS to seek you out before you file your delinquent tax returns increases the likelihood of criminal prosecution.

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

Settle Taxes and Offer in Compromise

A portion of our business is to help our clients settle their tax debt for the lowest amount possible.  Prior to entering into a settlement with the IRS for the tax liability, we look at all of our client’s settlement options that may be available to him or her to reduce the tax liability at issue.  These settlement options include payment plans, partial pay agreements, uncollectible stauts, and an offer in compromise.  As the IRS creates new settlement plans, we include these options in our analysis.  Non-settlement options that will reduce the tax and penalties due often include submitting or resubmitting corrected tax returns (such as filing delinquent returns or filing amended returns to claim overlooked deductions).  We also work to establish favorable monthly installment agreements when it benefits the client.

The most well known settlement option is the Offer In Compromise (OIC) program.  It is an agreement between a taxpayer and the IRS that resolves the taxpayer's tax debt for some portion of the tax, penalties, and interest due.  The IRS has the authority to settle, or "compromise," federal tax liabilities by accepting less than full payment under certain circumstances.  IRS statistics show that the average offer in compromise results in the taxpayer paying thirteen cents on the dollar to settle an IRS tax debt.  That does not mean every offer submitted is accepted.  The majority of offers are rejected by the IRS.  An unknown number of OIC submissions are never processed by the IRS.  If rejected, the client’s OIC may be resolved in the appeal process.

While an offer in compromise is the most talked about method to settle IRS tax debts, it can be an extremely complicated, difficult and lengthy process.

The IRS process of reviewing an offer in compromise can take up to two years to complete, and penalties and interest continue to accumulate during this time.  As part of the offer in compromise process, our clients must provide full financial disclosure to the IRS of their finances and tax returns, which may trigger an audit or other investigations.  Because of these and other complexities of the offer in compromise tax settlement process, taxpayers should hire qualified tax professionals to prepare their offer in compromise and negotiate with the IRS.  We have a team of seasoned tax professionals to submit an offer in compromise for our clients and guide them through the settlement process.

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

Salary garnishment can lead to serious problems in a person’s personal and financial life.  If the IRS is garnishing wages, they typically also have filed a Federal tax lien.  The IRS will not stop or reduce salary garnishment unless a taxpayer can demonstrate financial hardship caused by the levy.  By regulation, the IRS must reduce the garnishment amount to accommodate financial hardship a levy would create.  The exact reasons that may be invoked top reduce a taxpayer’s wage garnishment include secured debt payments and living allowances for food, rent, etc.  The IRS will normally require that the client be in compliance with all filing requirements for all tax returns.  Reducing or eliminating a wage garnishment will give the client time to take action to settle what he or she owes.  The IRS usually levies wages to force a person to take action or after all other attempts by the IRS to collect the delinquent tax have failed.

We assist our clients in stopping or reducing wage garnishments by getting our clients back in compliance with the requirement to file their tax returns and negotiate a release of their wages from levy based on the applicable IRS regulations limiting garnishment amounts.  Our tax professionals have been successful in securing a release or reduction in wage levy through (i) an Installment Agreement for the client to pay the tax debt in monthly installments over a given period of time, (ii) providing financial information about the client showing the hardship created by the levy or (iii) submitting an Offer in Compromise to settle the client’s tax debt for less than the actual amount originally owed.

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

IRS audit

When a client has received a notice from the IRS that they will be subject to an audit or that the IRS will be adjusting a client’s taxes, we act as a “tax representative” for the client and appear before the IRS on the client’s behalf to provide the tax audit help that preserves the client’s rights.  We represent clients in normal audits, audit letters, and even fraud audits and civil level criminal investigations.  Advantages of using a tax representative for an audit, tax adjustment or criminal investigation are:

1.
The client does not have to be present at the audit. This means that the IRS agent does not get to question the client in person regarding the small details of their return in order to explore other areas and expand the scope of the audit.

2.
Even the playing field.  If a client represents himself in a tax audit, the IRS auditor assumes that the client knows the tax laws and regulations as well as the well trained IRS auditor conducting the audit. The IRS agent will also assume the client knows the Internal Revenue Manual (IRM) as well as the agent does.

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

Our Industry

We are in the tax resolution business.  We offer comprehensive tax representation services, from audit representation to settling outstanding tax debt, to suspending or reducing levies, liens, and wage garnishment.  We help individuals and small business owners solve their tax problems with the IRS that stem from unpaid taxes or other IRS action.

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

Advantages of Using TaxMasters Tax Resolution Services

The benefits of using our tax resolution services can be demonstrated through our successful track record in

•	Bringing our clients back into compliance with their tax return filing obligations;

•	Using our client’s lawful rights to fight the IRS; and

•	Settling our client’s IRS tax liability for as little as legally possible.

We are dedicated to providing quality, consistent tax representation services designed to bring clients back into compliance with the IRS, fight the IRS audit findings or appeal audit findings, assure that our clients are treated fairly, and, when appropriate, to allow us to negotiate with the IRS the best possible payment options for our clients.  We have a high customer satisfaction rate from our clients.  To maintain that satisfaction level, we employ a Quality Assurance team dedicated to make sure we treat our clients fairly and provide quality, consistent services.  Our Quality Assurance team works with management and helps monitor our sales representatives and tax professionals to ensure that clients are treated properly and that consumer disputes and disagreements reviewed and addressed in a timely manner.

We believe that the advantages to our clients of using TaxMasters to address tax problems as compared to other tax resolution firms is that we:

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
How we provide our services to our clients

We offer our clients a no-charge initial consultation with a sales representative regarding their tax problems.  The free initial consultation enables TaxMasters to get information from the potential client about his or her tax problem and understand the nature of the problem.  From the initial consultation, we can determine if we can help the prospective customer as well as what services and/or tax forms the client will need and we can present a cost estimate for the client.  We provide our services on a “pay-as-you-go” basis.  Those clients that pay our fee in installments will tend to have their tax problems resolved slower as we limit the scope of our services to match the installment payments.

After we give the cost estimate to the client, if the client decides to use our services, we have contract with the client over the phone and then follow up to have the client sign an engagement agreement.  Along with the engagement agreement, we send the client the various required IRS forms, such as the IRS Power of Attorney Form (that allows us to act on the client’s behalf with the IRS) and various TaxMasters forms.  The next step is that our tax professional contacts the IRS to identify all of the client’s problems, including details about our client that the IRS has in its official file on the client, and our tax professional prepares and sends a findings letter to the client.  Our customer service department calls to follow up with the client about the findings letter and to explain in detail the next steps we will be taking on the client’s behalf.  If needed, we may need to have the client update or fill out and sign new IRS and TaxMasters forms. Depending on the client’s specific engagement, we then proceed to help the client with the various tax problems affecting the client. This may include re-establishing tax compliance (unfiled returns, defend in audit, appeal audit decision, and so forth), conducting a financial analysis of the client’s income and assets to ascertain which, if any, settlement program the client may be qualified to pursue.  If the client chooses to engage us for settlement help and if the client qualifies according to IRS guidelines, we then negotiate with the IRS to reduce the tax debt to a lower amount the client can afford or establish a payment plan within the client’s financial ability to pay.  Other services may include recovery of seized property or funds, cessation or reduction of wage garnishment or appeal, reduction or release of a lien or levy, and representation in collections and collections administrative appeals.  During the entire process, our tax operations department provides our clients with periodic updates on their matter.

What we charge for our services

The amount we charge a client will depend on the type of tax problem we are addressing and the service we are providing, such as:  (i) handling an IRS collection matter, (ii) preparing or amending tax returns (including schedules), (iii) negotiating a settlement and/or (iv) defending a client in an audit.  In addition, some of our rates will vary depending on whether our client is an individual or a business.  Almost all clients purchase an initial case analysis report (known as an IRS Consultation currently) where we contact the IRS to determine all of the client’s problems and the preparation by us of a findings letter outlining the tax problems.

Collections:  For IRS collection case involving wage garnishment, Federal tax liens, IRS levies and related IRS proceedings, we charge our clients a flat fee depending on the dollar amount of the tax liability.

Collections representation services:  For IRS collections actions involving either administrative appeals or representation with the IRS automated collections unit or field collections revenue officers, we charge flat fees that vary with the amount of the tax debt and with the projected complexity of the matter.

Tax Filing Preparations:  We often prepare tax returns for clients for a variety of reasons – such as getting clients into compliance for delinquent filings or reducing a client’s tax liability by filing an amended return to take advantage of deductions and adjustments that the client may have missed.  We charge our clients a minimum flat rate retainer amount for the tax filing preparation for each tax year for which we are filing a return.  We charge different rates for business clients and individual clients in regard to tax filing preparation.  In addition to the retainer, we charge our clients an hourly rate for consultation on the preparation of the tax filing (such as advice on deductions, adjustments, documentation, etc.) or assistance with preparing or organizing the records to prepare the return.

Negotiated Settlements:  Negotiated settlements include installment agreements (paying tax debt over time), offers in compromise, requests for uncollectible status and requests for abatement of penalties.  We handle both state and Federal negotiated settlement agreements for businesses and for individuals.  We charge a flat fee based on the dollar amount of the tax debt being settled.  In addition to our flat rates, negotiated settlements invariably require consultation with the IRS by our in-house tax experts.  Offers in compromise currently also require a 20% down payment to the IRS and a $150 IRS processing fee.

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

We charge our clients a flat fee based on the services provided.  We collect those flat fees on a “pay-as-you-go” basis, which means that our clients’ pay in installments at various stages of the service we provide.  To the extent that our clients’ are affected by unemployment and/or the current deep recession which may impinge on their ability to pay our fee, our revenue may decrease.  Additionally, because our clients do not pay the entire fee upfront, they may decide to stop using our services in the middle of the process, which could also negatively affect our revenue.  If our revenue decreases from these factors, our results of operations will be harmed and our stock price would likely decrease.Risk Factors About Our Common Stock

Our common stock is considered “a penny stock.”

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

Mr. Patrick Cox, our largest shareholder, currently owns 98,100,000 shares of our common stock and he may receive up to 299,000,000 additional shares of common stock as an earn out based on our net income for the year ended December 31, 2010 and for the years ending December 31, 2011, 2012 and 2013 and for the quarters ending March 31, 2014 and June 30, 2014.  Although as of April 12, 2011, we had 140,700,105 shares of common stock issued and outstanding, if Mr. Cox earns the full 299,000,000 earn out shares, we would have 441,060,649 shares of common stock issued and outstanding.  In addition, under the Financial Reorganization Agreement, Mr. Cox may claw back up to 200,000,000 shares of our common stock.  Accordingly, for the next five years a common shareholder has a significant risk of having its interest in us being significantly diluted.

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

Not applicable.ITEM 2.  PROPERTIES

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

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  These products and services may be sold individually or in combination with any of the products and services.  The Company had been recording revenue based on the proportionate completion method for revenue recognition. Effective January 1, 2010, the Company recognizes revenue under ASC 605-25, Revenue Arrangements with Multiple Deliverables and retroactively adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). Retroactive application is permitted and was done so for our fiscal year 2009. No material changes to our revenue numbers were required to be recognized.

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

The Company may receives advanced payments that are refundable or nonrefundable depending on the individual contract.   These advanced payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statement of operations only after services have been provided and such revenue has been earned.

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

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated as restated in this filing.

	For years ended December 31,
Statement of Operations Data:	2010 - restated		2009 - restated
Total Revenue	$43,323,000	100.0%	$36,777,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	28,081,000	64.8%	18,892,000	51.4%
Compensation	19,548,000	45.1%	18,082,000	49.2%
Depreciation	768,000	1.8%	241,000	0.6%
Total Operating expenses	48,397,000	111.7%	37,215,000	101.2%
Other Income / (expenses)	(57,000)	-0.1%	(123,000)	-0.3%
Income tax (benefit)	(423,000)	1.0%	(3,934,000)	10.7%
Net (Loss) before taxes	$(4,708,000)	-10.8%	$3,373,000	9.2%

Revenues.  Revenues increased by approximately $6.5 million, or 17.7%, to approximately $43.3 million in 2010 as compared to approximately $36.8 million in 2009.  This increase in sales was due to increased sales volume attributable to an increase in our advertising efforts.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes, health insurance and fees, contract labor and charges taken for equity-based compensation, for the year ended December 31, 2010 was approximately $19.5 million, which was an increase of approximately $1.4 million, or 7.7%, from the compensation expense of approximately $18.1 million for year ended December 31, 2009.  The increase in compensation expense was mainly due to  an increase in the number of tax consultant personnel hired to support our increase in the number of clients (and, therefore, sales volume).  As a result of a significant increase in full time employees, general salaries increased approximately $2.9 million to approximately $17.5 million for the year ended December 31, 2010.  Payroll taxes and fees also increased approximately $0.2 million in fiscal year 2010.  There were no officers bonuses expense and employee stock compensation expense in fiscal year 2010 as compared to bonus granted in fiscal year 2009 of approximately $1.2 million and stock compensation expense of approximately $0.5 million.

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $9.2 million or 48.7%, from approximately $18.9 million for the year ended December 31, 2009 to approximately $28.1 million for the same period in 2010.  Selling expenses, which consists mainly of advertising expenses and bank fees associated with process payments increased to approximately $16.8 million or 20.9% from approximately $13.8 million in 2009.  Advertising expense for the 2010 was approximately $16.0 million, an increase of approximately $2.2 million or 15.9%.  Professional fees, which include outside services, accounting and legal fees for fiscal year 2010 was approximately $5.2 million, an increase of approximately $4.1 million from the 2009 costs.  The increase in professional fees are due to: a) fees paid to outside consultant for services provide which were paid by the issuance of the Company’s common stock which were valued at approximately $2.5 million and b) to keep abreast of the latest tax law development and certain legal issues of a public company.  General offices expenses, such as, supplies, repair and maintenance, postage and equipment rentals increased approximately $1.1 million to approximately $1.2 million in 2010 as compared to same period in 2009.   Rent increased approximately $0.8 million to approximately $1.4 million, or 133.3%, from approximately $0.6 million for the same period in 2009. Cost associated with community relations and investor relations associated with being a public company increased approximately $0.9 million in fiscal year 2010.  Increases in the various expenses discuss above were partially offset by an approximately $1.1 decrease in expenses associated with travel, lodging, meal and entertainment (“T&E”) for the fiscal year 2010, as the Company reduced T&E expenditures in 2010. The Company incurred settlement fee costs of approximately $0.5 million in 2010.  The remaining expenses in general and administrative costs consisted of overhead expenses, such as utilities, customer telecommunication expenses, insurance costs which increased approximately $0.2 million in 2010 versus 2009.

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2010 were approximately $48.4 million, an increase of approximately $11.2 million, or 30.1%, from total operating expenses of $37.2 million for the same period in 2009.  Total operating expenses for 2010 increased due to increases in compensation costs of approximately $1.4 million, advertising expenses increased approximately $2.2 million, professional fees $4.1 million, other SG&A expenses $2.4 million as described above and depreciation expense increased approximately $0.5 million.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for 2010 was approximately $90,000, a decrease of approximately $72,000 or 44.4% from the same period in 2009.  This decrease is in interest expense is mainly due to due lower interest expense from the note payable to related party as a result of lower principal balance in 2010.  Interest income for 2010 was approximately $33,000, a decrease of approximately $6,000 or 15.4%.

Income taxes benefit.   Total income tax benefit was approximately $0.4 million for the year ended December 31, 2010, a decrease of approximately $3.5 million or 90%.  This decrease was primarily due to change in tax status.  Prior to the reverse merger of August 4, 2009, the Company’s operating subsidiary, TaxMasters, was taxed as a limited partnership, then was changed to a Subchapter S corporation and was not subject to corporate taxes which has created a deferred tax asset.

Net (Loss) Income.  The net loss for the year ended December 31, 2010 was approximately $4.7 million as compared to net income of approximately $3.4 million for the same period in 2009, a decrease of approximately $8.1 million.  Operating net loss for the year ended December 31, 2010 was approximately $5.1 million as compared to the operating net loss of approximately $0.4 million for 2009, an increase of approximately $4.6 million in loss.  This increase in operating loss is mainly due the increases in operating expenses as discussed above.  The change in net income (loss) can also be attributed to the increases in operating expenses and a lower tax benefit in fiscal year 2010.

Liquidity and Capital Resources

For the year ended December 31, 2010, the Company had total current assets of approximately $2.9 million and total current liabilities of approximately $20.9 million, resulting in negative working capital of approximately $18.0 million.  At December 31, 2010, the Company's current assets consisted of approximately $0.9 million in cash, $0.3 million in short-term investments, $0.2 million in accounts receivable, $0.8 million in other assets and prepaids, and approximately $0.7 million in deferred tax asset

At December 31, 2010, the Company has open contracts that are expected to be completed within the next three to nine months in the amount of approximately $12.2 million dollars.   Upon completion of the work by our tax experts this amount will be recognized at earned revenue.

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

Net cash used in operating activities was approximately $0.1 million for the year ended December 31, 2010, as compared to cash provided by operating activities of approximately $3.5 million for the year ended December 31, 2009, a decrease of approximately $3.4 million.   This decrease is cash provided by operating activities can be attributable to a reduction in cash generated by operations of approximately $1.6 million, a decrease in cash used to pay our accounts payable and prepaid items in the amount of approximately $1.3 million and a reduction in cash received for deferred revenue of approximately $0.5 million.

Investing Activities

Net cash used in investing activities was approximately $1.0 million for the year ended December 31, 2010 compared to net cash used in investing activities of approximately $953,000 for the year ended December 31, 2009, an increase in cash used of approximately $47,000, or 4.9%.   The primary reason for the change in investing activities was an increase in the purchase of property and equipment in the amount of approximately $0.7 million in fiscal year 2010 versus 2009.  This increase in purchase of property and equipment in 2010 was mainly offset by not issuing any notes receivable in 2010, we did issue $650,000 of notes receivable in the fiscal year 2009.

Financing Activities

Net cash used in financing activities was approximately $0.8 million for year ended December 31, 2010 compared to approximately $3.3 million for the year ended December 31, 2009, a decrease in cash used in financing activities of approximately $2.5 million or 76.3%.  This decrease can be primarily attributable to the distribution of $2.3 million to the shareholder in 2009.   The repayment of  a note payable from a related party within the Company were also approximately $0.5 million lower in fiscal year 2010 versus fiscal year 2009.  The Chief Executive Officer of the Company loaned the Company $3.1 million at an interest rate of prime plus 1% (the “CEO Note”).  The CEO Note is unsecured and is due on demand, with covenants that limit demand rights.  The covenants in the CEO Note limit demand rights to $1 million annually so long as the Company is achieving certain financial targets and has the cash for repayment. An increase in our capital lease payment in 2010 of approximately $0.3 million  make up the balance of changes in financing activities..

Commitments and Contingencies

We currently have two separate lease agreements for our office space under an operating lease through May 2014.  Our monthly lease payment under these agreements amounts to approximately $25,162 and $74,804. Total obligation through 2015 under these agreements is approximately $5,817,000.

We also lease certain computer equipment under capital leases.  Our obligation under these leases continues until July 2015. Our total obligation under these leases is approximately $1,930,000.

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

Two suits have been filed by Texas Attorney General’s (“AG’s”) office and the Minnesota Attorney General’s (“AG’s”) office  against the Company and its Chief Executive  The Company denies the allegations and is vigorously defending the AG’s claims.  Company’s management has determined that the amount of penalties and restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements.

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

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  These products and services may be sold individually or in combination with any of the products and services.  The Company had been recording revenue based on the proportionate completion method for revenue recognition. Effective January 1, 2010, the Company recognizes revenue under ASC 605-25, Revenue Arrangements with Multiple Deliverables and retroactively adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). Retroactive application is permitted and was done so for our fiscal year 2009. No material changes to our revenue numbers were required to be recognized.

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

The Company may receive advanced payments that are refundable or nonrefundable depending on the individual contract.   These advanced payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statement of operations only after services have been provided and such revenue has been earned.

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

As disclosed in Note 12 to the financial statements, the Company restated its previously issued financial statements as of December 31, 2010 and 2009 and for the years then ended.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 15, 2010, except for Notes 2, 7, 8, 9 and 12 which are as of  February 16, 2012

TaxMasters, Inc.
BALANCE SHEETS
	As of December 31
	As restated	As restated
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$945,505	$2,892,895
Short-term investments	317,204	313,663
Accounts receivable - trade, net	211,789	-
Deferred tax asset	699,607	405,564
Prepaid expenses	34,250	125,000
Other current assets	708,713	394,259

Total current assets	2,917,068	4,131,381

Property and equipment, net	2,883,722	2,533,387
Note receivable	-	250,000
Investments	429,779	423,968
Deferred tax asset, net of current	3,901,853	3,528,767
Other assets	17,000	17,000

TOTAL ASSETS	$10,149,422	$10,884,503

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,359,766	$3,099,427
Accounts payable related parties	105,440	117,673
Accrued liabilities	3,661,160	2,448,783
Deferred revenue	12,229,153	13,252,319
Current portion of capital lease obligation	543,800	568,562
Note payable to related party	-	271,336

Total current liabilities	20,899,319	19,758,100

LONG TERM DEBT
Capital lease obligations, net of current portion	1,284,048	1,708,588

Total liabilities	22,183,367	21,466,688

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 344,699,899 shares (2009 - 339,675,899) issued and
144,699,899 shares (2009 - 339,675,899) outstanding	344,700	339,676
Additional paid-in capital	3,450,744	199,768
Accumulated deficit	(15,829,390)	(11,121,630)

Total stockholders' deficit	(12,033,945)	(10,582,185)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,149,422	$10,884,503
See accompanying notes to financial statements.

TaxMasters, Inc.
STATEMENTS OF OPERATIONS

	For the years ended December 31
	As restated	As restated
	2010	2009

REVENUES, net	$43,323,435	$36,777,024

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	28,080,959	18,891,317
Compensation	19,548,121	18,082,066
Depreciation	768,241	241,348

Total operating costs and expenses	48,397,321	37,214,731

NET LOSS FROM OPERATIONS	(5,073,886)	(437,707)

OTHER INCOME (EXPENSE):
Interest income	33,291	39,030
Interest expense	(90,371)	(161,927)

Total other income (expense)	(57,080)	(122,897)

NET LOSS BEFORE INCOME TAXES	(5,130,966)	(560,604)

INCOME TAX BENEFIT, NET	(423,206)	(3,934,331)

NET INCOME (LOSS)	$(4,707,760)	$3,373,727

EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted	$(0.02)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	241,213,609	316,712,298

See accompanying notes to financial statements.

TaxMasters, Inc.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	As restated	As restated
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,707,760)	$3,373,727
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Change in deferred tax asset	(667,129)	(3,934,331)
Depreciation and amortization	768,241	241,348
Deferred rent	563,025	464,231
Common stock issued to employees for service	-	534,495
Common stock issued to non-employees for service	3,256,000	4,950
Write off of note receivable	266,202	400,000
Changes in operating assets and liabilities:
Accounts receivable	(211,789)	-
Prepaid expenses	90,750	(125,000)
Other current assets	(330,657)	(394,259)
Accounts payable and accrued liabilities	1,909,691	3,439,098
Accounts payable to related parties	(12,233)	(122,327)
Deferred revenue	(1,023,166)	(429,818)

Net cash provided by (used in) operating activities	(98,825)	3,452,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(9,352)	(18,049)
Issuance of note receivable	-	(650,000)
Purchase of fixed assets	(1,014,515)	(284,969)

Net cash used in investing activities	(1,023,867)	(953,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(553,362)	(231,444)
Repayment, net of accrued interest, of note payable to related party	(271,336)	(732,130)
Distributions to shareholders prior to conversion to C corp	-	(2,326,094)

Net cash used in financing activities	(824,698)	(3,289,668)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,947,390)	(790,572)

CASH AND CASH EQUIVALENTS—Beginning of year	2,892,895	3,683,467

CASH AND CASH EQUIVALENTS—End of year	$945,505	$2,892,895

Supplemental schedule for cash flow information
Cash paid for interest	$281,913	$117,906
Cash paid for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$104,061	$2,297,594
Issuance of note payable to related party due to conversion from S to C corp	-	5,314,848

See accompanying notes to financial statements.

TaxMasters, Inc.
Statements of Stockholders' Deficit
For the years ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional
	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	Accumulated
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Total

Balance at December 31, 2008, as restated	1,000	$1	301,000,000	$301,000	$(301,001)	$(11,237,882)	$(11,237,882)

Distribution to stockholder of undistributed tax retained earnings prior to conversion from S to C Corp	-	-	-	-	-	(3,257,475)	(3,257,475)

Effect of recapitalization for reverse merger transaction on August 4, 2009	-	-	2,712,899	2,713	(2,713)	-	-

Stock issued to employees for services	-	-	35,633,000	35,633	498,862	-	534,495

Stock issued to non-employee for services	-	-	330,000	330	4,620	-	4,950

Net income	-	-	-	-	-	3,373,727	3,373,727

Balance at December 31, 2009, as restated	1,000	1	339,675,899	339,676	199,768	(11,121,630)	(10,582,185)

Stock issued to non-employees for services	-	-	5,024,000	5,024	3,250,976	-	3,256,000

Net loss	-	-	-	-	-	(4,707,760)	(4,707,760)

Balance at December 31, 2010, as restated	1,000	$1	344,699,899	$344,700	$3,450,744	$(15,829,390)	$(12,033,945)
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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue is generated from the sale of our proprietary tax resolution products and services.  These services are Consultations, Tax Returns, Automated Collection Service (ACS), Revenue Officer Case (ROC), Collection Due Process (CDP), and Settlement Analysis.  These products and services may be sold individually or in combination with any of the products and services.  The Company had been recording revenue based on the proportionate completion method for revenue recognition. Effective January 1, 2010, the Company recognizes revenue under Accounting Standards Codification (ASC) 605-25, Revenue Arrangements with Multiple Deliverables and retroactively adopted Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Financial Accounting Standards Board (FASB) ASC Topic 605,  Revenue Recognition) (“ASU 2009-13”).  Retroactive application is permitted and was done so for our fiscal year 2009. No material changes to our revenue numbers were required to be recognized.

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

The Company may receives advanced payments that are refundable or nonrefundable depending on the individual contract.   These advanced payments are recorded as deferred revenue on the balance sheet and are reclassified as revenue on the statement of operations only after services have been provided and such revenue has been earned.

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

The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.  See Note 5, “Fair value of Financial Instruments”, for additional information regarding the Company’s financial assets and liabilities measured at fair value on a recurring basis.

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

Short-Term Investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $317,204 and 313,663 as of December 31, 2010 and 2009, respectively.  These CDs matured on January 09, 2011 and were rolled over into new 6 month CDs maturing on July 09, 2011.  The interest rates were approximately 1.15% and 1.00% for the 2010 and 2009 CDs, respectively (see note 5 below for level hierarchy presentation). We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Long-Term Investments

Long-term investments consist of investments with original maturities greater then one year.  The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits The Company had Bank CD’s valued at approximately $429,779 and $423,968 as of December 31, 2010 and 2009, respectively.  These CDs matured on January 09, 2011 and were rolled over into new 12 month CDs maturing on January 9, 2012.  The interest rates were approximately 0.6 % and 1.15% for the 2010 and 2009 CDs, respectively (see Note 5 below for level hierarchy presentation).  We use quoted market prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

Trade Accounts Receivables

As of December 31, 2010, and 2009, the Company has $211,789 and $0 trade accounts receivable, respectively. The Company’s policy is to recognize accounts receivable only if (and when) the Company completes the services due under the contract at the amount it expects to collect.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  As of December 31, 2010, management has recognized an allowance for doubtful accounts of $664,812.

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

NOTE 5-	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009

Furniture & Fixtures	$132,502	$132,502
Leasehold improvements	620,412	-
Computer equipment	1,389,489	882,900
Phone equipment – Capital lease	1,914,471	1,914,471
	4,056,874	2,929,873
Less - accumulated depreciation	(1,173,152)	(396,486)
	$2,883,722	$2,553,887

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

Note 7 – Stockholders’ Deficit

Common Stock

During the year ended December 31, 2010, the Company issued a total of 5,024,000 fully vested, non-forfeitable common shares to non-employees for services rendered. The Company recorded an expense of $3,256,000 to Selling, general and administrative expenses.  The value of the related services was determined to be the price of the stock on the performance commitment date.

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

Distributions

For the year ended December 31, 2009, the Company or its wholly-owned subsidiary, TaxMasters, made distributions to the TaxMasters Stockholder of $2,326,094, before the reverse merger transaction.  In addition to the 2009 distributions, the Company distributed the 2008 undistributed previously taxed earnings in amount of $3,145,930. This amount was then loaned back to the Company.  (see Note 8 below for details).

Note 8 - Note Payable - Related Party

In August 2009, the Chief Executive Officer, loaned the Company $3,145,930 at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.    The balance of this note at December 31, 2010 and 2009 is $0 and $271,336, respectively.

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

Our provision (benefit) for income taxes at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Current:
Federal	$-	$-
State	243,923	-
Deferred:
Federal	(667,129)	(3,934,331)
State	-	-

	$(423,206)	$(3,934,331)

The U.S. federal statutory income tax rate is reconciled to the effective rate at December 31, 2010 and 2009 as follows:

	2010		2009
Income tax expenses at U.S. federal statutory rate	34%		(34.0%	)
Permanent differences	(21.8%	)	(26.4%	)
Other	(4.0%	)	-
Income taxed as S-Corp.	-		694.2%
Effective tax rate	8.2%		701.8%

The components of the net deferred tax assets (liability) at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Net operating loss carryover	$4,246,232	$3,834,320
Deferred rent	349,267	117,077
Accrued expenses	518,576	365,736
Customer refund	83,632	38,297
Other	97,399	1,530
	5,295,106	4,356,960
Deferred tax liability
Property and equipment	693,646	422,629
	$4,601,460	$3,934,331

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged $607,000 and $881,358 for the years ended December 31, 2010 and 2009, respectively, for advertising costs incurred.  In addition, the outstanding balance due to the affiliated company as of December 31, 2010 and 2009 was $145,566 and  $109,939, respectively.

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

Also from time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company has recorded an accrual of $4,890 for the year ended December 31, 2010 and $67,363, for the year end December 31, 2009 for the potential losses resulting from legal proceedings. Management believes that no other pending legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

 Assessment from U.S. Department of Labor

On December 14, 2010, the Company, without admitting it violated any FLSA provision, entered into a settlement agreement with the U.S. Department of Labor (DOL) concerning the DOL’s allegation that the Company incorrectly determined overtime wage payments for some employees from July 2007 to June 2010. On December 23, 2010, a consent judgment was filed bring this matter to a close.  In connection with the settlement, the Company has accrued an expense of $512,000 as of December 31, 2010.

Deferred Bonus

On December 31, 2009, the Chief Executive Officer of the Company earned a bonus of $1,008,333 per the terms of his employee contract. This bonus is payable within the next twelve months provided the Company meets certain covenants per the agreement.

Note 12 – Restatement of Previously Issued Financial Statements

On January 3, 2011 and September 8, 2011, the Company, after consulting with its board of directors and its independent registered public accounting firm,  concluded that previously issued financial statements for the fiscal years ended December 31, 2009 and 2010  reported in its annual report on Form 10-K, would be restated and should no longer be relied upon due to the following understatement and overstatement of various assets and expenses contained in the above-referenced financial statements.

The restatements occurred as a result of the following errors:

a)
It was determine that a note payable-related party to Patrick Cox, the Company’s Chief Executive Office (CEO) was overstated by $4,311,382 at inception due to an error in the calculation of corporate taxes in the conversion of the Company from a S – Corporation to a C - Corporation.  Interest expense associated with this note was also calculated incorrectly so interest expense and note payable balances were misstated.  As a result of the reduction in the note payable balance, payments made to note payable were offset against the Company’s payroll liability to the CEO.  The Company also identified immaterial errors in the application of payments that were corrected in this restatement.

The impact of the above errors resulted in the following misstatement for the following periods:

	Note payable Overstatement	Payroll payable Overstatement	Accounts payable-related parties Overstatement	Accumulated deficit Overstatement	Interest expense Overstatement
December 31, 2010	$4,360,912	$100,327	$40,000	$4,311,382	$189,857
December 31, 2009	4,311,382	-	-	4,311,382	-

b)
The Company discovered that the 4 million common shares granted in July 2010 in exchange for consulting services were not expensed in the appropriate year. The Company determined that it should have recorded an expense of $2,524,000 on July 27, 2010.  Common stock and additional paid in capital was adjusted accordingly with the corresponding charge to selling, general and administrative expenses for $2,524,000 as of and for the year ended December 31, 2010.

c)
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

The Company has also determined that deferred revenue for 2008, 2009 and 2010 were understated due to the Company’s failure to identify all incomplete engagements for which payments have been received from customers.

The impact of the above errors resulted in the following misstatements for the following periods:

	Accounts receivable, net Over (under) statement	Customer refundable Overstatement	Deferred revenue Over (under) statement	Accumulated deficit Understatement	Sales Over statement
December 31, 2010	$(211,789)	$342,232	$(6,115,715)	$4,944,652	$617,042
December 31, 2009	11,031,778	-	7,226,031	3,805,747	-

d)	A non-trade receivable amounting to $394,259 as of December 31, 2009 was erroneously classified as accounts receivable – trade in the balance sheets instead of other current assets.

e)
The above errors set out in items a) to d) resulted in the corresponding misstatements in income tax expense (benefit), deferred tax assets and non-current deferred tax assets which are summarized below:

	Deferred tax asset-current Overstatement	Non-current deferred tax asset Over (under) statement	Accumulated deficit Overstatement	Income tax expense (benefit) Over (under) statement
December 31, 2010	$-	$(1,066,442)	$921,199	$(145,243)
December 31, 2009	1,248,566	180,663	-	1,429,229

The tables below summarize the impact of the restatements of the errors described above on financial information previously reported on the Company’s Form 10-K for the years ended December 31, 2010 and 2009.

BALANCE SHEET	December 31, 2010
	As previously reported	Adjustments		As restated
CURRENT ASSETS
Cash and cash equivalents	$945,505			$945,505
Short-term investments	317,204			317,204
Accounts receivable trade, net	-	211,789	c	211,789
Deferred tax asset	699,607			699,607
Prepaid expenses	34,250			34,250
Other current assets	708,713			708,713
Total current assets	2,705,279	211,789		2,917,068

Property and equipment, net	2,883,722			2,883,722
Note receivable	-			-
Investments	429,779			429,779
Deferred tax asset, net of current portion	2,835,411	1,066,442	e	3,901,853
Other assets	17,000			17,000
	$8,871,191	$1,278,231		$10,149,422

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,359,766			$4,359,766
Accounts payable - related parties	145,440	(40,000)	a	105,440
Accrued liabilities	4,103,719	(442,559)	a,c	3,661,160
Deferred revenue	6,113,438	6,115,715	c	12,229,153
Current porion of capital lease obligation	543,800			543,800
Note payable to related party	4,360,912	(4,360,912)	a	-
Total current liabilities	19,627,075	1,272,244		20,899,319
LONG TERM DEBT
Capital lease obligations, net of current portion	1,284,048			1,284,048
Total liabilities	20,911,123	1,272,244		22,183,367

STOCKHOLDERS' DEFICIT
Preferred stock	1			1
Common stock	340,700	4,000		344,700
Additional paid-in capital	930,744	2,520,000		3,450,744
Accumulated deficit	(13,311,377)	(2,518,013)		(15,829,390)
Total stockholders' deficit	(12,039,932)	5,987		(12,033,945)
	$8,871,191	$1,278,231		$10,149,422

STATEMENT OF OPERATIONS	For the year ended December 31,2010
	As previously reported	Adjustments		As restated
REVENUES, net	$43,940,477	(617,042)	c	$43,323,435

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	25,556,959	2,524,000	b	28,080,959
Compensation	19,548,121	-		19,548,121
Depreciation	768,241	-		768,241
Total operating costs and expenses	45,873,321	2,524,000		48,397,321

NET LOSS FROM OPERATIONS	(1,932,844)	(3,141,042)		(5,073,886)

OTHER INCOME (EXPENSE):
Interest income	33,291	-		33,291
Interest expense	(280,228)	189,857	a	(90,371)

Total other income (expense)	(246,937)	189,857		(57,080)

NET LOSS BEFORE INCOME TAXES	(2,179,781)	(2,951,185)		(5,130,966)

INCOME TAX BENEFIT, NET	(277,963)	(145,243)	e	(423,206)

NET LOSS	$(1,901,818)	$(2,805,942)		$(4,707,760)

LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	(0.01)		$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	239,482,102	1,731,507		241,213,609

STATEMENT OF CASH FLOWS	For the year ended December 31, 2010
	As previously reported	Adjustments		As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,901,818)	$(2,805,942)		$(4,707,760)
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	(521,886)	(145,243)	e	(667,129)
Depreciation and amortization	768,241			768,241
Deferred rent	563,025			563,025
Common stock issued to employees for service	-			-
Common stock issued to non-employees for service	732,000	2,524,000	b	3,256,000
Notes payable write-off	266,202			266,202
Changes in operating assets and liabilities:				-
Accounts receivable	-	(211,789)	c	(211,789)
Prepaid service	90,750			90,750
Other current assets	(330,657)			(330,657)
Accounts payable and accrued liabilities	2,352,250	(442,559)	a,c	1,909,691
Accounts payable to related parties	27,767	(40,000)	a	(12,233)
Deferred revenue	(2,194,229)	1,171,063	c	(1,023,166)

Net cash provided by (used in) operating activities	(148,355)	49,530		(98,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(9,352)			(9,352)
Purchase of fixed assets	(1,014,515)	-		(1,014,515)

Net cash used in investing activities	(1,023,867)	-		(1,023,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(553,362)			(553,362)
Repayment, net of accrued interest, of note payable to related party	(221,806)	(49,530)	a	(271,336)

Net cash used in financing activities	(775,168)	(49,530)		(824,698)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,947,390)	-		(1,947,390)

CASH AND CASH EQUIVALENTS—Beginning of year	2,892,895	-		2,892,895

CASH AND CASH EQUIVALENTS—End of period	$945,505	$-		$945,505

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes
Cash paid for interest	$281,913	0		$281,913

NON CASH INVESTING AND FINANCING ACTIVITY
Purchase of property and equipment by seller financing	$104,061	0		$104,061

BALANCE SHEET	December 31, 2009
	As previously reported	Adjustments		As restated
CURRENT ASSETS
Cash and cash equivalents	$2,892,895			$2,892,895
Short-term investments	313,663			313,663
Accounts receivable trade, net	11,426,037	(11,426,037)	c	-
Deferred tax asset	1,654,130	(1,248,566)	e	405,564
Prepaid expenses	125,000			125,000
Other current assets	-	394,259	d	394,259
Total current assets	16,411,725	(12,280,344)		4,131,381

Property and equipment, net	2,533,387			2,533,387
Note receivable	250,000			250,000
Investments	423,968			423,968
Deferred tax asset, net of current portion	3,709,430	(180,663)	e	3,528,767
Other assets	17,000			17,000
TOTAL ASSETS	$23,345,510	$(12,461,007)		$10,884,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,099,427			$3,099,427
Accounts payable - related parties	117,673			117,673
Accrued liabilities	2,448,783			2,448,783
Deferred revenue	20,478,350	(7,226,031)	c	13,252,319
Capital lease obligation	568,562			568,562
Note payable to related party	4,582,718	(4,311,382)	a	271,336

Total current liabilities	31,295,513	(11,537,413)		19,758,100

LONG TERM DEBT
Capital lease obligations, net of current portion	1,708,588			1,708,588
Deferred revenue, net of current portions	-			-
Total liabilities	33,004,101	(11,537,413)		21,466,688

STOCKHOLDERS' DEFICIT
Preferred stock	1			1
Common stock	339,676			339,676
Additional paid-in capital	199,768			199,768
Accumulated deficit	(10,198,036)	(923,594)		(11,121,630)
Total stockholders' deficit	(9,658,591)	(923,594)		(10,582,185)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,345,510	$(12,461,007)		$10,884,503

Statement of Operations	For the year ended December 31, 2009
	As previously reported	Adjustments		As restated
REVENUES, net	$36,777,024			$36,777,024

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	18,891,317	-		18,891,317
Compensation	18,082,066	-		18,082,066
Depreciation	241,348	-		241,348

Total operating costs and expenses	37,214,731	-		37,214,731

NET INCOME FROM OPERATIONS	(437,707)	-		(437,707)

OTHER INCOME (EXPENSE):
Interest income	39,030	-		39,030
Interest expense	(161,927)	-		(161,927)

Total other income (expense)	(122,897)	-		(122,897)

NET LOSS BEFORE INCOME TAXES	(560,604)	-		(560,604)

Income tax benefit	(5,363,560)	1,429,229	e	(3,934,331)

NET INCOME	$4,802,956	$(1,429,229)		$3,373,727

EARNINGS PER COMMON SHARE
Basic and Diluted	$0.02	(0.01)		$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	316,712,298			316,712,298

	For the year ended December 31, 2009
Statement of Cash Flows	As previously reported	Adjustments		As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,802,956	$(1,429,229)		$3,373,727
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	(5,363,560)	1,429,229	e	(3,934,331)
Depreciation and amortization	241,348			241,348
Deferred rent	464,231			464,231
Common stock issued to employees for service	534,495			534,495
Common stock issued to non-employees for service	4,950			4,950
Notes payable write-off	400,000			400,000
Changes in operating assets and liabilities:
Accounts receivable	(5,703,452)	5,703,452	c	-
Prepaid service	(125,000)			(125,000)
Other current assets	-	(394,259)	d	(394,259)
Accounts payable and accrued liabilities	3,439,098			3,439,098
Accounts payable to related parties	(122,327)			(122,327)
Deferred revenue	4,879,375	(5,309,193)	c	(429,818)

Net cash provided by operating activities	3,452,114	-		3,452,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts (Purchase) of investments, net	(18,049)			(18,049)
Issuance of note receivable	(650,000)			(650,000)
Purchase of fixed assets	(284,969)	-		(284,969)

Net cash used in investing activities	(953,018)	-		(953,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(231,444)			(231,444)
Repayment, net of accrued interst, of note payable to related party	(732,130)			(732,130)
Distributions to shareholders	(2,326,094)			(2,326,094)

Net cash used in financing activities	(3,289,668)	-		(3,289,668)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(790,572)	-		(790,572)

CASH AND CASH EQUIVALENTS—Beginning of year	3,683,467	-		3,683,467

CASH AND CASH EQUIVALENTS—End of period	$2,892,895	$-		$2,892,895

Supplemental schedule for cash flow information
Cash paid for interest	$117,906	-		117,906
Cash paid for taxes	-			-
Non Cash Investing and Financing Activities
Purchase of property and equipment by seller financing	$2,297,594	0		$2,297,594
Issuance of note payble to related party due to conversion from S to C corp	$5,314,848	(2,168,918)		$3,145,930

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and business experience of each of our directors and executive officers as of March 31, 2010 are shown below.  Biographical information for each is set forth following the table.  Each such person became an officer and/or director of the Company at the closing of our acquisition of TaxMasters, Inc. on August 4, 2009 upon the resignation of our officers and directors on such date  (biographical descriptions below which reference dates (i) from April 6, 2009 to July 10, 2009 relate to such officer’s role at TaxMasters, Inc., our wholly-owned subsidiary, and (ii) prior to April 6, 2009 relate to such officer’s role at TMIRS Enterprises, Ltd., the predecessor to TaxMasters, Inc.):

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensations	Total
Patrick R. Cox Chief Executive Officer (1)	2010	$950,000	$-	$-	$-	$-	$950,000
	2009	$419,480	$61,885	$-	$-	$-	$481,365
Gleen A. Clamon Vice President - Sales (2)	2010	$229,788	$-	$-	$-	$-	$229,788
	2009	$85,337	$-	$540,036	$-	$4,798	$630,171
Renee’ Anderson-Miller Vice President Operations (3)	2010	$151,332	$-	$-	$-	$-	$151,332
	2009	$159,365	$18,141	$5,454	$-	$792	$183,752

(1)
During 2008, Mr. Cox was eligible for a bonus of up to 400% of his annual base salary as determined in the discretion of the TaxMasters Board of Directors.  In September 2009, we entered into an employment agreement with Mr. Cox.  The minimum annual base salary under Mr. Cox’s employment agreement is $950,000.  Mr. Cox also received under his employment agreement reimbursement of (i) $60 per month for cell phone expenses and (ii) any deductible, co-pay and/or co-insurance payments made by Mr. Cox under any medical, dental and/or vision insurance provided by us.  On September 17, 2009, we granted Mr. Cox 100,000 shares of restricted common stock as compensation for Mr. Cox’s service on our board of directors for the twelve months ended July 31, 2010.

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

           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - DECEMBER 31, 2010

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Patrick R. Cox	--	--	--	$--		--	$--	-	$--

Glenn A. Clamon (2)	--	--	--	$--		--	$--	-	$--

Reneé L. Anderson-Miller (2)	--	--	--	$--		--	$--	-	$--

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

Reneé L. Anderson-Miller

Reneé L. Anderson-Miller, our Vice President – Operations, is employed pursuant to an agreement through December 31, 2012.  We have the option to renew her employment agreement for successive one year terms.  Under the terms of her employment agreement, Ms. Anderson-Miller receives a minimum base salary of $150,000 per year.  During each fiscal year during the term of her employment agreement, Ms. Anderson-Miller is entitled an annual cash bonus equal to a maximum of Forty Percent (40%) of her base annual salary.  Such bonus will be paid quarterly within sixty (60) days after the end of each fiscal quarter.  The amount of each quarterly cash bonus payment will be determined by our Board of Directors, but such amount cannot be greater than ten percent (10%) of Ms. Anderson-Miller’s base annual salary in effect for such fiscal year.  At the end of each fiscal year during the term of her employment agreement, Ms. Anderson-Miller will be eligible for a bonus consisting of restricted shares of our common stock as determined by our Board of Directors.   Additionally, Ms. Anderson-Miller’s employment agreement provides that she will receive a grant of stock options under our 2009 Stock Option Plan in the amount of Five Million (5,000,000) options at the end of fiscal 2009, which options have not yet been granted to Ms. Anderson-Miller, One Million (1,000,000) options at the end of fiscal 2010 and One Million (1,000,000) options at the end of fiscal 2011.  In the event that we issue earn out shares with respect to 2009, 2010 and/or 2011 to our Chief Executive Officer, Patrick R. Cox, then the options we grant to Ms. Anderson-Miller for 2009, 2010 and/or 2011 will be increased in the same proportion as the number of earn out shares issued to Mr. Cox for each such fiscal year bears to the 299,000,000 earn out shares that are issuable under Section 5.1 of the Share Exchange Agreement.  All options granted to Ms. Anderson-Miller pursuant to her employment agreement will have a three (3) year term and shall vest immediately upon grant.  Under her employment agreement, Ms. Anderson-Miller will receive reimbursement of (i) $60 per month for cell phone expenses and (ii)any deductible, co-pay and/or co-insurance payments made by Ms. Anderson-Miller under any medical, dental and/or vision insurance provided by us.  If Ms. Anderson-Miller’s employment is terminated by the Company without cause (including upon or in connection with a change of control of the Company), then she is entitled to receive (i) her annual salary earned but not yet paid through the date that notice of such termination was given, (ii) any annual stock bonus earned under her employment agreement but not yet paid and (iii) reimbursement for any expenses (subject to her compliance with the documentation requirement for such reimbursement).  Under her employment agreement, Ms. Anderson-Miller is subject to a non-disclosure, non-compete and non-solicitation provisions.  The non-compete provision covers the period of Ms. Anderson-Miller’s employment and 12 months after her employment is terminated, and the non-solicitation covers the period of Ms. Anderson-Miller’s employment and 36 months after her employment is terminated.  Ms. Anderson-Miller receives no additional payments with respect to any of these restrictive covenants.

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

(2)
Based on [140,060,649] shares of common stock outstanding as of April 11, 2011, plus each person’s warrants or options that are currently exercisable or that will become exercisable within 60 days of April 11,  2011.  Shares of our common stock underlying warrants and stock options that are exercisable as of April 11, 2011 or within 60 days of April 11th 2011 are considered outstanding for purposes of computing the percentage shown but are not considered outstanding for any other purpose.  Does not include performance based options to the extent they have not yet vested.

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

(1) On August 4, 2009, our board of directors adopted (i) the 2009 TaxMasters Stock Option Plan and (ii) the 2009 TaxMasters Incentive Stock Option Plan.  As of December 31, 2009 and April 15th 2010, we have not reserved any shares for issuance under the 2009 TaxMasters Stock Option Plan nor the 2009 TaxMasters Incentive Stock Option Plan and we have not granted any options under either of these plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2009, our Chief Executive Officer, loaned the Company $3,145,930 at an interest rate of prime plus 1%.  The note is unsecured and is due on demand, with covenants that limit demand rights. The covenants limited demand rights to $1 million annually as long as the company is achieving certain financial targets and the Company has the cash for repayment.  For the twelve months ended December 31, 2010, the Company repaid $271,336 of principal and $31,949 of interest. The balance of this note payable at December 31, 2010 is $0.

We pay advertising fees to Team Advertising, Inc., which is wholly-owned by Patrick Cox.  We paid Team Advertising approximately $607,000 in 2010, $881,358 in 2009 and $332,825 in 2008 as the primary sponsor of the racing team and for appearance on the race team trailer and all 6 team cars.

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

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on February 16, 2012 by the undersigned thereto.

TAXMASTERS, INC.

/s/ Patrick R. Cox
Patrick R. Cox, Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2012

Signature	Title	Date

/s/ Patrick R. Cox	Chief Executive Officer	February 16, 2012
Patrick R. Cox	Chairman of the Board and Director (Principal Executive Officer)

/s/ Christopher J. Koscinski	Chief Financial Officer	Feburary 16, 2012
Christopher J. Koscinski	and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael E. Holdgrafer	Director	February 16, 2012
Michael E. Holdgrafer

/s/ David M. Hyink	Director	Feburary 16, 2012
David M. Hyink

/s/ James S. Milholland	Director	February 16, 2012
James S. Milholland

/s/ Richard A. Wright Jr.	Director	February 16, 2012
Richard A. Wright Jr.