Form 10-Q/A
period 2011-03-31
TaxMasters, Inc.
filed 2012-02-22
CIK 811036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The financial statements for the three months ended March 31, 2010 and related disclosures in this Amendment no. 1 to our unaudited quarterly Report on Form 10-Q (the “Amendment”) have been restated in accordance with the changes described below.

On January 3, 2011 and September 8, 2011, the Company, after consulting with its board of directors and its independent registered public accounting firm,  concluded that its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011, should no longer be relied upon and that it was necessary to restate its financial statements for the three months ended March 31, 2011 and 2010 to (1) correct an overstatement in the note payable to Patrick Cox, the Company’s Chief Executive Officer, (2) reflect the 4 million shares granted in July 2010 for consulting services, (3) correct the accounting for the unpaid and incomplete portion of its customer contracts as well as reflect deferred revenue for incomplete engagements for which payments have been received, (4) correct the classification of a non-trade receivable as of March 31, 2010 and (5) correct deferred tax assets to reflect the tax impact of the corrections mentioned in items 1 to 4 above.

This Amendment has revised Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In connection with the filing of this Amendment and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.

 This Amendment speaks as of the original filing date of the Form 10-Q, except as noted above.

TAXMASTERS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	23
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 - Defaults Upon Senior Securities	23
Item 4 - Submission of Matters to a Vote of Security Holders	23
Item 5 - Other Information	23
Item 6 - Exhibits	23

SIGNATURES	24

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TaxMasters, Inc. BALANCE SHEETS (Unaudited)
	As restated
	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,139,540	$945,505
Short-term investments	749,188	317,204
Accounts receivable, net	964,803	211,789
Deferred tax asset	1,506,193	699,607
Prepaid expenses	7,750	34,250
Other current assets	966,667	708,713

Total current assets	5,334,141	2,917,068

Property and equipment, net	2,725,834	2,883,722
Investments	-	429,779
Deferred tax asset, net of current	2,943,713	3,901,853
Other assets	17,000	17,000

TOTAL ASSETS	$11,020,688	$10,149,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,862,973	$4,359,766
Accounts payable related parties	46,187	105,440
Accrued liabilities	5,751,009	3,661,160
Deferred revenue	9,416,124	12,229,153
Current portion of capital lease obligation	517,491	543,800
Total current liabilities	21,593,784	20,899,319

LONG TERM DEBT
Capital lease obligations, net of current portion	1,170,391	1,284,048

Total liabilities	22,764,175	22,183,367

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value,
500,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 1,000,000,000
authorized, 344,699,899 shares issued and
144,699,899 shares outstanding	344,700	344,700
Additional paid-in capital	3,450,744	3,450,744
Accumulated deficit	(15,538,932)	(15,829,390)

Total stockholders' deficit	(11,743,487)	(12,033,945)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,020,688	$10,149,422

See accompanying notes to unaudited financial statements.

TaxMasters, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended March 31
	As restated	As restated
	2011	2010

REVENUES, net	$13,110,105	$11,346,527

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	7,970,416	4,871,073
Compensation	4,474,514	4,797,720
Depreciation	206,310	192,752

Total operating costs and expenses	12,651,240	9,861,545

NET INCOME FROM OPERATIONS	458,865	1,484,982

OTHER INCOME (EXPENSE):
Interest income	2,233	12,688
Interest expense	(19,086)	(24,385)

Total other income (expense)	(16,853)	(11,697)

NET INCOME BEFORE INCOME TAXES	442,012	1,473,285

INCOME TAX EXPENSE NET	151,554	502,832

NET INCOME	$290,458	$970,453

EARNINGS PER COMMON SHARE
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	144,699,899	339,675,899

See accompanying notes to unaudited financial statements.

TaxMasters, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31
	As restated	As restated
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,458	$970,453
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	151,554	502,832
Depreciation and amortization	206,310	192,752
Deferred rent	(25,410)	147,044
Changes in operating assets and liabilities:
Accounts receivable	(753,014)	-
Prepaid expenses	26,500	86,250
Other current assets	(257,954)	(63,599)
Accounts payable and accrued liabilities	3,618,466	(1,604,343)
Accounts payable to related parties	(59,253)	(117,674)
Interest accrued on note recievable	-	(4,551)
Deferred revenue	(2,813,029)	1,437,426

Net cash provided by operating activities	384,628	1,546,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(2,205)	(4,113)
Purchase of fixed assets	(48,422)	-

Net cash used in investing activities	(50,627)	(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(139,966)	(131,943)
Repayment, net of accrued interest, of note payable to related party	-	(161,854)

Net cash used in financing activities	(139,966)	(293,797)

NET CHANGE IN CASH AND CASH EQUIVALENTS	194,035	1,248,680

CASH AND CASH EQUIVALENTS—Beginning of year	945,505	2,892,895

CASH AND CASH EQUIVALENTS—End of year	$1,139,540	$4,141,575

Supplemental schedule for cash flow information
Cash paid for interest	$64,108	$71,363
Cash paid for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment by seller financing	$-	$27,464

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of TaxMasters and related notes thereto contained in the Company’s amended Form 10-K/A for the year ended December 31, 2010 filed with the SEC on February 16, 2012.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable
As of March 31, 2011 and December 31, 2010, the Company had accounts receivable of $964,803 and $211,789, respectively.  The Company’s policy is to recognize an accounts receivable only if (and when) the Company completes the services due under the contract at the amount it expects to collect.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  As of March 31, 2011, management has recognized an allowance for doubtful accounts of $664,812.

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

Balance at March 31, 2011	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$749,188	-	-	$749,188
Total Assets	$749,188	-	-	$749,188

Liabilities – N/A	-	-	-	-

Balance at December 31, 2010	Level 1	Level 2	Level 3	Total

Assets
Investments- short-term	$317,204	-	-	$317,204
Investments- long-term	429,779			429,779
Total Assets	$746,983	-	-	$746,983

Liabilities – N/A	-	-	-	-

All short-term investments were in bank CD’s at March 31, 2011 and December 31, 2010, and have a maturity range from six to twelve months.

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

Our provision for income taxes at March 31, 2011 and 2010 consisted of the following:

	2011	2010
Current:
Federal	$-	$-
State	-	-
State
Deferred:
Federal	151,554	502,832
State	-	-

	$151,554	$502,832

The U.S. federal statutory income tax rate is reconciled to the effective rate at March 31, 2011 and 2010 as follows:

	2011	2010
Income tax expenses at U.S. federal statutory rate	34.0%	34.0%
Permanent differences	0.3%	0.1%
Effective tax rate	34.3%	34.1%

The components of the net deferred tax assets (liability) at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryover	$3,360,204	$4,246,232
Deferred rent	340,628	349,267
Accrued expenses	1,159,513	518,576
Customer refund	249,282	83,632
Other	97,399	97,399
	5,207,026	5,295,106
Deferred tax liability
Property and equipment	757,120	693,646
	$4,449,906	$4,601,460

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

The Company is affiliated, through common ownership, with another company that provides the Company with advertising.  The affiliated company charged approximately $37,750 and $419,000 for the three months ended March 31, 2011 and 2010, respectively, for advertising costs incurred.  In addition, the outstanding balance due to the affiliated company as of March 31, 2011 and December 31, 2010, $41,786 and $105,440, respectively.

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

Management believes that the Company has complied with all the requests from the Texas Attorney General’s office and has made appropriate changes to its current business model.  The Company is vigorously defending itself against these allegations but the Company also recognizes that it is probable it will incur some civil penalties and have to make restitution.  Company’s management has determined that the amount of penalties and restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements. The Company estimates restitution to the Texas Attorney General of $2 million to cover legal costs, penalties and fees.   This amount has been accrued under Accrued Liabilities in the balance sheet at March 1, 2011.  An amount has been accrued under accrued liabilities to cover estimated costs of legal fees, penalties, fees and other costs in this matter.

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

Deferred Bonus
On December 31, 2009, the Chief Executive Officer of the Company earned a bonus of $1,008,333 per the terms of his employee contract. This bonus is payable within the next twelve months provided the Company meets certain covenants per the agreement.  As of March 31, 2011 no payments have been made,

Note 8 – Restatement of Previously Issued Financial Statements, September 8, 2011

On January 3 and September 8, 2011, management, after consulting with its board of directors and its independent registered public accounting firm,  concluded that previously issued financial statements for the quarterly interim period previously reported on Form 10-Q for the periods ended March 31, 2011 and 2010, would be restated and should no longer be relied upon due to the following understatement and overstatement of various assets and expenses contained in the above-referenced financial statements.  The restatements occurred as a result of the following errors:

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

 The impact of the above errors resulted in the following misstatement for the following periods:

	Note payable Overstatement	Payroll payable Overstatement	Accounts payable Understatement	Accounts payable-related parties Overstatement	Interest expense Overstatement
March 31, 2011	$4,212,283	$294,525	$547	$40,000	$45,022
March 31, 2010	4,358,360	-	-	-	46,978

b)
The Company discovered that the 4 million common shares granted in July 2010 in exchange for consulting services were not expensed in the appropriate year.  The Company determined that it should have recorded an expense of $2,524,000 on July 27, 2010.  Common stock and additional paid in capital was adjusted accordingly for $2,524,000 as of December 31, 2010.

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

The Company has also determined that deferred revenue was understated due to the Company’s failure to identify all incomplete engagements for which payments have been received from customers.

The impact of the above errors resulted in the following misstatements for the following periods:

	Accounts receivable, net Over (under) statement	Customer refundable Overstatement	Deferred revenue Over (under) statement	Sales Understatement
March 31, 2011	$ (211,789)	$342,232	$(5,934,342)	$(181,373)
March 31, 2010	14,135,010	-	10,329,263	-

d)	A non-trade receivable amounting to $457,858 as of March 31, 2010 was erroneously classified as accounts receivable – trade instead of other current assets.

e)
The above errors set out in items a) to d) resulted in the corresponding misstatements in income tax expense (benefit), deferred tax assets and non-current deferred tax assets which are summarized below:

	Deferred tax asset - current Overstatement	Non-current deferred tax asset Understatement	Income tax expense Understatement
March 31, 2011	$ -	$989,469	$76,973
March 31, 2010	1,820,046	374,845	15,972

The tables below summarize the impact of the restatements of the errors described above on financial information previously reported on the Company’s Forms 10-Q for the interim periods ended March 31, 2010 and March 31, 2011.

STATEMENT OF OPERATIONS	For the three months ended March 31, 2010
	As previously reported		Adjustments		As restated
REVENUES, net	$11,346,527				$11,346,527

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	4,871,073	-			4,871,073
Compensation	4,797,720	-			4,797,720
Depreciation	192,752	-			192,752

Total operating costs and expenses	9,861,545	-	-		9,861,545

NET INCOME FROM OPERATIONS	1,484,982	-	-		1,484,982
OTHER INCOME (EXPENSE):
Interest income	12,688	-			12,688
Interest expense	(71,363	)-	46,978	a	(24,385)
Total other income (expense)	(58,675	)-	46,978		(11,697)

NET INCOME BEFORE INCOME TAXES	1,426,307	-	46,978		1,473,285

INCOME TAX EXPENSE	486,860		15,972	e	502,832

NET INCOME	$939,447	#	$31,006		$970,453

EARNINGS PER COMMON SHARE
Basic	$0.00		-		$0.00
Diluted	$0.00		-		$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	339,675,899		-		339,675,899
Diluted	339,675,899		-		339,675,899

STATEMENT OF CASH FLOWS	For the three months ended March 31, 2010
	As previously reported	Adjustments		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$939,447	$31,006		$970,453
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	486,860	15,972	e	502,832
Depreciation and amortization	192,752			192,752
Deferred rent	147,044			147,044
Changes in operating assets and liabilities:				-
Interest accrued on note receivable	(4,551)			(4,551)
Accounts receivable	(3,166,831)	3,166,831	c,d	-
Prepaid expenses	86,250			86,250
Other current assets	-	(63,599)	d	(63,599)
Accounts payable and accrued liabilities	(1,604,343)			(1,604,343)
Accounts payable to related parties	(117,674)			(117,674)
Deferred revenue	4,540,658	(3,103,232)	c	1,437,426

Net cash provided by operating activities	1,499,612	46,978		1,546,590

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of investments, net	(4,113)			(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(131,943)			(131,943)
Repayment, net of accrued interst, of note payable to related party	(114,876)	(46,978)	a	(161,854)

Net cash used in financing activities	(246,819)	(46,978)		(293,797)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,248,680	-		1,248,680

CASH AND CASH EQUIVALENTS—Beginning of year	2,892,895	-		2,892,895

CASH AND CASH EQUIVALENTS—End of period	$4,141,575	$-		$4,141,575

BALANCE SHEET	March 31, 2011
	As previously reported	Adjustments		As restated
CURRENT ASSETS
Cash and cash equivalents	$1,139,540			$1,139,540
Short-term investments	318,163	431,025		749,188
Accounts receivable trade, net	753,014	211,789	c	964,803
Deferred tax asset	1,506,193			1,506,193
Prepaid expenses	7,750			7,750
Other current assets	966,667			966,667
Total current assets	4,691,327	642,814		5,334,141

Property and equipment, net	2,725,834			2,725,834
Note receivable	-			-
Investments	431,025	(431,025)		-
Deferred tax asset, net of current portion	1,954,244	989,469	e	2,943,713
Other assets	17,000			17,000
	$9,819,430	$1,201,258		$11,020,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,862,426	547	a	$5,862,973
Accounts payable - related parties	86,187	(40,000)	a	46,187
Accrued liabilities	6,387,766	(636,757)	a	5,751,009
Deferred revenue	3,481,782	5,934,342	a,c	9,416,124
Current porion of capital lease obligation	517,491			517,491
Note payable to related party	4,212,283	(4,212,283)	a	-
Total current liabilities	20,547,935	1,045,849		21,593,784

Capital lease obligations, net of current portion	1,170,391			1,170,391
Total liabilities	21,718,326	1,045,849		22,764,175

STOCKHOLDERS' DEFICIT
Preferred stock	1			1
Common stock	340,700	4,000		344,700
Additional paid-in capital	930,744	2,520,000		3,450,744
Accumulated deficit	(13,170,341)	(2,368,591)		(15,538,932)
Total stockholders' deficit	(11,898,896)	155,409		(11,743,487)
	$9,819,430	$1,201,258		$11,020,688

STATEMENT OF OPERATIONS	For the three months ended March 31, 2011
	As previously reported	Adjustments		As restated
REVENUES, net	$12,928,732	181,373	c	$13,110,105

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	7,970,416			7,970,416
Compensation	4,474,514			4,474,514
Depreciation	206,310			206,310
Total operating costs and expenses	12,651,240	-		12,651,240

NET INCOME FROM OPERATIONS	277,492	181,373		458,865

OTHER INCOME (EXPENSE):
Interest income	2,233			2,233
Interest expense	(64,108)	45,022	a	(19,086)
Total other income (expense)	(61,875)	45,022		(16,853)

NET INCOME BEFORE INCOME TAXES	215,617	226,395		442,012

INCOME TAX EXPENSE	74,581	76,973	e	151,554

NET INCOME	$141,036	$149,422		$290,458

LOSS PER COMMON SHARE
Basic and diluted	$0.00			$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	140,699,899	4,000,000		144,699,899

STATEMENT OF CASH FLOWS	For the three months ended March 31, 2011
	As previously reported	Adjustments		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,036	$149,422		$290,458
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in deferred tax asset	74,581	76,973	e	151,554
Depreciation and amortization	206,310			206,310
Deferred rent	(25,410)			(25,410)
Changes in operating assets and liabilities:
Accounts receivable	(753,014)			(753,014)
Prepaid expenses	26,500			26,500
Accounts payable and accrued liabilities	3,812,117	(193,651)	a,c	3,618,466
Accounts payable -related parties	(59,253)			(59,253)
Other current assets	(257,954)			(257,954)
Deferred revenue	(2,631,656)	(181,373)	c	(2,813,029)

Net cash provided by operating activities	533,257	(148,629)		384,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments, net	(2,205)			(2,205)
Purchase of fixed assets	(48,422)	-		(48,422)

Net cash used in investing activities	(50,627)	-		(50,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(139,966)			(139,966)
Repayment, net of accrued interest, of note payable to related party	(148,629)	148,629	a	-

Net cash used in financing activities	(288,595)	148,629		(139,966)

NET CHANGE IN CASH AND CASH EQUIVALENTS	194,035	-		194,035

CASH AND CASH EQUIVALENTS—Beginning of year	945,505	-		945,505

CASH AND CASH EQUIVALENTS—End of period	$1,139,540	$-		$1,139,540

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

Through our tax professionals, we offer the following services:

•	Bring our clients into compliance with their obligation to file income tax returns.
•	Reduce taxes by reducing penalties and interest on tax debts;
•	Settle our client’s tax debt for the lowest amount possible under the law;
•	Stop IRS wage garnishments;
•	Stop IRS property seizure;
•	Defend our client in an IRS audit or IRS criminal investigation;
•	Recover seized funds; and
•	Remove an IRS levy or lien.

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

Results of Operations

Results for the three months ended March 31, 2011 versus the three months ended March 31, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For three Month ended March 31,
Statement of Operations Data:	2011		2010
Total Revenue	$13,110,000	100.0%	$11,347,000	100.0%
Operating Costs and Expenses:
Selling, general and Administrative	7,970,000	60.8%	4,871,000	42.9%
Compensation	4,475,000	34.1%	4,798,000	42.3%
Depreciation	206,000	1.6%	193,000	1.7%
Total Operating expenses	12,651,000	96.5%	9,862,000	86.9%
Total Other Income / (expenses)	(17,000)	-0.1%	(12,000)	-0.1%
Net Income before taxes	442,000	3.4%	1,473,000	13.0%
Tax Expense	152,000	1.2%	503,000	4.4%
Net Income	$290,000	2.2%	$970,000	8.6%

Revenues.  Revenues increased by approximately $1.8 million, or 15.5%, to approximately $13.3 million for the three months ended March 31, 2011 as compared to approximately $11.3 million for the same three month period in 2009.  This increase in our sales revenue can be attributed to our increase spending in our advertising expenses.  The Company believe advertising is the engine that drives sales; the Company spent approximately $4.1 in the first three months of 2011.

Compensation expense.  Compensation expense, which is comprised of salaries and payroll taxes, health insurance and fees, for the three months ended March 31, 2011 was approximately $4.5 million, compared with the compensation expense of approximately $4.5 million for the three months ended March 31, 2010.   Salaries and payroll taxes basically remained flate versus the three month period a year ago, .

Selling, general and administrative costs (“SG&A”).  Selling, general and administrative costs increased by approximately $2.8 million from approximately $5.2 million for the three months ended March 31, 2010 to approximately $8.0 million for the same period in 2011.  Selling expenses, which consists mainly of advertising expenses and bank fees associated with process payments increased approximately $0.9 million to approximately $4.4 million or 26.0% from approximately $3.5 million in 2010.  The primary increase in selling expense was the advertising expense which was approximately $4.1 million, an increase of approximately $0.7 million or 22.4%.  General and administrative (“G & A”) expenses increased approximately $2.5 million for the three months ended March 31, 2011 as compared to the prior year three month period.  Increases in G & A expenses were mainly to professional fees, an increase of approximately $2.0 million. Other increases were in rent, building maintenance, telephone and utilities and contract labor which increased approximately 400,000 for the three months ended March 31, 2011 as compared to the same three month period a year ago.  Offsetting these increases were declines in contracted outside labor which declined approximately $330,000, office expenses declined approximately $71,000, accounting and legal fees declined approximately $75,000 and an approximate reduction of $65,000 in travel and entertainment expenses for the three months ended March 31, 2011.

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2011 were approximately $12.7 million, an increase of approximately $2.8 million, or 23.8%, from total operating expenses of $9.8 million for the same three month period in 2010.  The increase in total operating expenses for the first quarter 2011 was mainly due to increase in selling costs of approximately $0.9 million, brought about primarily by increases in advertising expenses and an increase of approximately $2.2 million in G & A expenses as described above.,  Compensation costs and depreciation were basically flat compared to the prior three month period..

Total Other Income and  Expenses.  Total other income and other expenses consist of interest income and interest expense.  Interest expense for the three months ended March 31, 2011 was approximately $19,000, a decrease of approximately $5,000  from the same three month period in 2010. This decrease is mainly due to lower interest expense associated with the Company’s capital leases as many of them have mature or have been paid off.  Interest income for the first quarter 2011 was approximately $2,000, a decrease of approximately $10,000, from first quarter 2010.

Income Taxes Expense.   Total income taxes expense was approximately $152,000 for the three months ended March 31, 2011, a decrease in the tax expense of approximately $351,000, versus the prior year three month period.   This decrease in taxes expense for the three month ended March 31, 2011 can be attributed to income before taxes of approximately $0.4 million as compared to an income before taxes of approximately $1.5 million, a decline of approximately $1.1 million.

Net Income.  The net income for the three months ended March 31, 2011 was approximately $290,000 as compared to net income of approximately $970,000 for the same three month period in 2010, a decline of approximately $680,000.   This decline in net income was mainly driven by operating expenses increasing approximately $2.8 million, these increases in expenses offset sales growth of approximately $1.8 million.

Liquidity and Capital Resources

At March 31, 2011, the Company had total current assets of approximately $4.9 million and total current liabilities of approximately $21.6 million, resulting in negative working capital of approximately $16.7 million.  At March 31, 2011, the Company's current assets consisted of approximately $1.1 million in cash, $1.0 million in trade receivables, $0.3 million in short-term investments and approximately $2.5 million in deferred tax asset and other current assets.

At March 31, 2011, the Company has open contracts in the amount of approximately $9.4 million, of which a range between $4.0 to $5.0 million, are expected to be completed within the next three to nine months.   Upon completion of the work by the Company’s tax experts this amount will be recognized as earned revenue.

During the fiscal year 2011, the Company expects to generate positive cash flow from its operations.  We believe that our existing cash and expected cash flow from operations will be sufficient to meet our projected operating expenses at least through December 31, 2011 as well as to fund the full implementation of our P3 system to increase productivity and improve customer service.

Operating Activities

Net cash provided by operating activities was approximately $0.4 million for the three months ended March 31, 2011, as compared to cash provided by operating activities of approximately $1.5 million for the three months ended March 31, 2010, a decrease of approximately $1.1 million.   This decrease is mainly attributable to the reduction in cash generated from operation. Even though sales increased approximately $1.8 million, operating expenses increased approximately $2.8 million, hence, the reduction in cash provided by operating activities of approximately $1.0 million.

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

Financing Activities

Net cash used in financing activities was approximately $140,000 for the three months ended March 31, 2011 compared to approximately $294,000 for the three months ended March 31, 2010, a decrease in cash used in financing activities of approximately $154,000 or 52.0%.     The decrease is due to payoff of the related party note in 2010.  Cash used to pay the Company’s capital lease payment increased approximately $8,000 for the three months ended March 31, 2011 as compared to the same three months period in 2010.

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

On July 31, 2009, we entered into a lease agreement for approximately 107,890 square feet of office space.  This lease has a term of 66 months and expires in late first quarter or early second quarter of 2015, depending on the date we occupy the space.  Under this lease, upon the commencement date we will not pay any rent until for the first six months, we will pay a monthly rent of $74,804 for months 7 to 26, which after 20 months will increase to $83,795 for the following 20 months.  During the last 20 months of the lease our monthly rent will be $92,785.  The Company has the right to extend the term of the lease for one additional term of five years.

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

Dated: February 21, 2012
By: /s/ CHRISTOPHER J. KOSCINSKI
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)